Form 10-K/A
period 1994-12-31
HEALTH IMAGES INC
filed 1995-04-28
CIK 769689

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT

                 FILED PURSUANT TO SECTION 12, 13, OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                              HEALTH IMAGES, INC.
               (Exact name of registrant as specified in charter)
                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for 1994 on Form 10-K as set forth in the pages attached hereto:

(List all such items, financial statements, exhibits or other portions amended)

     PART III OF THE FORM 10-K IS ATTACHED HERETO AND IS NOT INCORPORATED BY REFERENCE TO THE COMPANY'S PROXY STATEMENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 HEALTH IMAGES, INC.
                                          ------------------------------
                                                    (Registrant)

                                          By: Robert D. Carl, III
                                              --------------------------
                                              Robert D. Carl, III
                                              Chairman of the Board, and
                                              Chief Executive Officer

Date: April 28, 1995

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The name and age of each of the nominees, his principal occupation (including positions and offices with the Company) and the period during which he has served as a director are set forth below.

                 NAME                     AGE             POSITION WITH COMPANY           SINCE
- --------------------------------------    ---     --------------------------------------  -----
Robert D. Carl, III...................    41      Chairman of the Board and Chief          1982
                                                    Executive Officer
Marc I. Raphaelson, M.D...............    41      Director                                 1985
William E. Whitesell, Ph.D............    57      Director                                 1985
Robert L. Taylor......................    55      Director                                 1993
W. A. Wilson..........................    55      Director, President                      1993
Stuart B. Strasner, Sr................    65      Director                                 1995
Jack O. Greenberg, M.D................    62

     Robert D. Carl, III, was engaged in the private practice of law in Decatur, Georgia, and served as President of Carl Investment Associates, Inc., a registered investment advisor, for three years before joining Cardio-Tech, Inc., in 1981 as a shareholder, officer, director and corporate counsel. In September 1982, the Company acquired the business of Cardio-Tech, Inc. Mr. Carl has been a shareholder and director of the Company since its organization in September 1982. In March 1985, he was elected to the positions of President, Chief Executive Officer and Chairman of the Board of the Company. Effective June 19, 1993, Mr. Carl resigned from the positions of President and CEO. He continued to serve the Company as Chairman of the Board. Effective September 9, 1994, Mr. Carl resumed the position of Chief Executive Officer. The Company has obtained "key man" life insurance on Robert D. Carl, III, payable to the Company in the amount of $2 million. Mr. Carl serves as a member of the Board of Directors of Enex Resources Corporation, a Houston, Texas oil and gas company listed on NASDAQ.

     Marc I. Raphaelson, M.D., conducted his residency in neurology at Stanford University Medical Center from 1979 to 1981, and continued and completed his residency in 1982 at the National Institutes of Health. From 1982 until July 1984, Dr. Raphaelson was a staff neurologist with the Bon Secours Hospital, Baltimore, Maryland. Since January 1984, he has been a staff neurologist with Frederick Memorial Hospital. In 1984, Dr. Raphaelson became board certified by the American Board of Psychiatry and Neurology. In 1987, Dr. Raphaelson became board certified by the American Board of electro-diagnostic Medicine. He is a member of the American Society for Neuroimaging. He was first elected a Director of the Company in May 1985.

     William E. Whitesell, Ph.D., served as Secretary of Banking for the Commonwealth of Pennsylvania from 1976 through 1979. He is the Mary E. and Henry
P. Stager Professor of Economics at Franklin and Marshall College in Lancaster, Pennsylvania. He has been a professor in the Department of Economics at Franklin and Marshall College since 1979, and served as Department Chairman from 1979 to 1981 and from 1985 to 1988. In July 1985, Dr. Whitesell was elected to the Board of Directors of the Company.

     Robert L. Taylor is the Chairman of the Board, President and Chief Executive Officer. Isolyser Co., Inc., located in Norcross, Georgia, develops and manufactures products and services for workplace and environmental safety, specifically for the management of medical waste. He has held these positions since 1988. Mr. Taylor was President and Chief Executive Officer of Spirotech, Inc., a small micro-processor based medical instrument manufacturer (1983-1986), and President and Chief Executive Officer of Unilab Corp. (1986-1988), a publicly owned manufacturer of state-of-the-art wound care products. Mr. Taylor received his B.A. degree in Economics from Pfeiffer College in 1961, and his M.A. in Management from California State University in 1982. He was first elected to the Board of Directors of the Company in June 1993.

     W. A. Wilson currently serves as President and Chief Administrative Officer of the Company. He was named as Chief Operating Officer of the Company in December 1992. He became President and Chief Executive Officer of the Company upon the effective date of Mr. Carl's resignation on June 19, 1993 and served as Chief Executive Officer until September 9, 1994. He was elected an Executive Vice President in June 1992. Mr. Wilson joined the Company in November 1990 as Director of Acquisitions. Prior to joining the Company, he served as Chief Financial Officer at The Nalley Companies, an automobile retailing group in Atlanta, Georgia, from November 1987 to November 1990. Prior to this, Mr. Wilson was Chief Financial Officer of TransDesigns, a direct seller of decorative accessories in Atlanta, Georgia, from 1982 through 1987. He was first elected to the Board of Directors of the Company in June 1993.

     Stuart Strasner is a professor of business law at Oklahoma City University. From 1984 to 1991, Mr. Strasner was Dean of the law school at Oklahoma City University and prior thereto was an attorney in private practice in Oklahoma City, Oklahoma. From 1978 to 1981, Mr. Strasner served as Executive Director of the Oklahoma Bar Association. Mr. Strasner holds an A.B. degree from Panhandle A&M College and a J.D. from the University of Oklahoma. He is a member of the fellows of the American Bar Association. Mr. Strasner serves on the Board of Directors of Enex Resources Corporation, a Houston, Texas oil and gas company listed on NASDAQ. He was first elected to the Board of Directors of the Company in March, 1995.

     Jack O. Greenberg, M.D., age 62, is the medical director and medical general partner of the Company's Health Images of Philadelphia imaging center. Dr. Greenberg holds a B.A. from Washington & Jefferson College and a M.D. from the University of Pittsburgh. Since 1978, Dr. Greenberg has been Professor of Neurology at the Medical College of Pennsylvania. Dr. Greenberg retired from his neurology practice in Philadelphia, Pennsylvania in 1993. Dr. Greenberg was a founder of and past President (1982) of the American Academy of Neuro-imaging where he serves as a member of its Executive Committee. He is a member of the Society of Magnetic Resonance in Imaging (1985). He is Associate Editor of Neuroimaging (1990).

     The executive officers of the Company are as follows:

                    NAME                     AGE                   POSITION
    -------------------------------------    ---     -------------------------------------
    Robert D. Carl, III..................    41      Chairman of the Board
    W. A. Wilson.........................    55      President and Chief Administrative
                                                       Officer
    Prem K. Anand........................    55      Executive Vice President-Science and
                                                       Engineering Operations
    Michael R. Scott.....................    37      Executive Vice President-Engineering
    Sandra K. Brum.......................    50      Executive Vice President-Marketing
    Robin Eubanks Murray.................    35      Vice President, Secretary and General
                                                       Counsel
    Ron L. Clark, Jr.....................    29      Treasurer and Controller
    Dolf H. Schmitz......................    39      Vice-President-Operations
                                                       (Health Images)
    Richard J. Kampa.....................    48      Vice President-Operations
                                                     (MedAlliance)

     The officers of the Company serve at the pleasure of the Board of Directors. The officers of the Company also serve in the same positions as officers of Health Images Pennsylvania, Inc., Health Images Texas, Inc., and Health Images (U.K.) plc.

     Robert D. Carl, III, was engaged in the private practice of law in Decatur, Georgia, and served as President of Carl Investment Associates, Inc., a registered investment advisor, for three years before joining Cardio-Tech, Inc., in 1981 as a shareholder, officer, director and corporate counsel. In September 1982, the Company acquired the business of Cardio-Tech, Inc. Mr. Carl has been a shareholder, officer and director of the Company since its organization in September 1982. In March 1985, he was elected to the positions of President, Chief Executive Officer and Chairman of the Board of the Company. Mr. Carl resigned from the offices of President and Chief Executive Officer effective June 19, 1993. Effective September 9, 1994, Mr. Carl resumed the position of Chief Executive Officer. The Company has obtained "key man" life insurance on Robert D. Carl, III, payable to the Company in the amount of $2 million.

     W. A. Wilson is President and Chief Administrative Officer of the Company. He served as President and Chief Executive Officer from June 19, 1993 until September 9, 1994 when Mr. Carl resumed his position as Chief Executive Officer. Mr. Wilson served as Chief Operating Officer of the Company from December, 1992, until June 18, 1993. He was elected an Executive Vice President in June 1992. Mr. Wilson joined the Company in November 1990 as Director of Acquisitions. Prior to joining the Company, he served as Chief Financial Officer at The Nalley Companies, an automobile retailing group in Atlanta, Georgia, from November 1987 to November 1990. Prior to this, Mr. Wilson was Chief Financial Officer of TransDesigns, a direct seller of decorative accessories in Atlanta, Georgia, from 1982 through 1987.

     Prem K. Anand joined the Company in November 1992 as Director of Product Development. He was promoted to Vice President-Research and Development in June 1993, and elected Executive Vice President-Science and Engineering Operations in December 1993. Mr. Anand was with Picker International, a medical diagnostic imaging equipment company headquartered in Cleveland, Ohio, from 1976 to 1984. He held various positions at Picker, including Head of Research and Engineering for x-ray systems and General Manager-Products and Programs. He managed the development of Picker MRI Systems from its inception in 1980 until 1984. After leaving Picker, Mr. Anand was a Vice President of Canterbury Engineering Company, Atlanta, Georgia, from 1984 to 1991. Canterbury specializes in the design and manufacture of extrusion tooling. Mr. Anand also served as manager of advance development of A.B. Dick Co., Chicago, Illinois, in 1991 and 1992, specializing in the design and manufacture of printing presses. Mr. Anand's responsibilities include the development of the new HI Star(TM) MRI system platform for the Company. He is also responsible for the following departments:
Product Research and Development, Research Laboratories, Clinical Research, Regulatory Affairs, Technical Publications, Service Training, Manufacturing Operations, the National Repair Center, and Engineering Purchasing.

     Michael R. Scott was employed from August 1982 to June 1986 by Technicare Corporation, a wholly-owned subsidiary of Johnson & Johnson, in Solon, Ohio ("Technicare"). Technicare manufactured medical imaging equipment. During that time, Mr. Scott was involved with Technicare's introduction of its MRI equipment. Mr. Scott joined Health Images Engineering Services Division in 1986. Effective June 18, 1993, he became Executive Vice President-Engineering. He had been a Vice President of the Company since June 1988. His responsibilities include managing the Company's medical imaging equipment maintenance department, and third-party services and sales.

     Sandra K. Brum worked in the medical field in nursing and teaching for 15 years before joining the Company. She served as a health instructor for the Henry County (Georgia) School System from July 1983 until July 1986, and as Department Chairman for Vocational Education from July 1985 until July 1986. In August 1986, she became the marketing representative for the Company's Atlanta Magnetic Imaging-North center. She served as the Clinic Manager for Atlanta Magnetic Imaging-North from January 1987 to July 1987. Ms. Brum also became the Company's Director of Center Marketing for all of the Company's imaging centers in January 1987 and served in this position until her election in November 1990 to Vice President-Marketing. In November, 1994, Ms. Brum was elected Executive Vice-President-Marketing. Ms. Brum's responsibilities include administration of the clinical marketing and managed care programs for each of the Company's imaging centers.

     Robin Eubanks Murray joined the Company as Corporate Counsel in March 1988, became Senior Staff Counsel in 1989 and was elected Secretary and named as General Counsel in December 1993. In November, 1994, she was elected a Vice President of the Company. Prior to joining the Company, she was an associate at the law firm of Sutherland, Asbill & Brennan, Atlanta, Georgia. Ms. Murray is responsible for administering the Company's legal affairs.

     Ron L. Clark, Jr., joined the Company in June 1988 as a staff accountant. He was named Accounting Manager in September 1988, became the Controller of the Engineering Services division in March 1989, and has served as Controller of the Company since March 1990. He was elected to the office of Treasurer in December 1993. Prior to joining the Company, Mr. Clark was a staff accountant at MATSCO, Inc., a highway and residential construction company in Atlanta, Georgia. Mr. Clark is responsible for administering the Company's accounting systems.

     Rudolf ("Dolf") H. Schmitz joined the Company in September 1992 as a Regional Operations Manager, and was elected a Vice President in December 1993. Mr. Schmitz worked for Dornier Medical Systems, Inc. ("Dornier"), a subsidiary of Daimler Benz of Germany. From July 1991 until he joined the Company, Mr. Schmitz was Director of Marketing and Strategic Planning for Dornier's Acoustic Imaging Ultrasound Instrument Division in Phoenix, Arizona. He was General Manager of Dornier's Surgical Laser Division in Marietta, Georgia, from July 1990 to July 1991. At Dornier's Lithotripsy Division in Marietta, Georgia, he served as Director of Strategic Planning and Projects from June 1989 to June 1990, Senior Manager-Strategic Marketing from January 1989 to May 1989, and Manager-Strategic Marketing from September 1987 to January 1989. Mr. Schmitz is responsible for overseeing the operations of the oncology center and the 37 domestic imaging centers owned and operated by Health Images prior to the MedAlliance acquisition.

     Richard ("Dick") J. Kampa joined the Company as a Vice President-Operations effective April 14, 1995, at the time of the acquisition by the Company of the fifteen (15) multi-modality imaging centers from MedAlliance, Inc., a publicly-held Nashville, Tennessee company. Mr. Kampa joined MedAlliance (which was then operating under the name ImageAmerica, Inc.) in March, 1991, as an area vice president responsible for the general management of the MedAlliance ImageAmerica imaging centers. He was promoted to corporate vice president of MedAlliance in 1992, with responsibility for the general management of all the imaging centers, including sales and managed care development. From 1986 through 1991, Mr. Kampa served as director of sales and director of national accounts of Dornier Medical Systems in Marietta, Georgia, a subsidiary of Daimler Benz of Germany. Prior to Dornier, Mr. Kampa was district sales manager and manager of national accounts for over six years with Physio-Central, which was then a Redmond, Washington based division of Eli Lily Corporation, involved in the acute cardiac care/defibrillator industry. Mr. Kampa is responsible for overseeing the operations of and marketing for the imaging centers acquired from MedAlliance, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following tables and narrative text discuss the compensation paid in 1994 and the two (2) prior fiscal years to the Company's Chairman and Chief Executive Officer, the Company's President (who served as Chief Executive Officer until September 9, 1994), the Company's four other most highly compensated executive officers (with annual salary and bonus in excess of $100,000) and a former executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG TERM
                                                                          COMPENSATION
                                             ANNUAL COMPENSATION          ------------
                                            ---------------------           OPTIONS       ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR    SALARY        BONUS           AWARDS(#)     COMPENSATION
- -----------------------------------  ----   --------      -------         ------------   ------------
Robert D. Carl, III,                 1994   $206,250      $     0(5)(13)           0       $  2,320(1)(4)
  Chairman and Chief Executive       1993   $230,922      $13,203(6)               0       $ 18,000(3)(4)
  Officer(2)                         1992   $265,781      $45,385              2,500       $  1,125(1)
W. A. Wilson,                        1994   $155,000      $     0(5)(13)      35,000       $  2,250(1)
  President; former Chief Executive  1993   $125,420      $ 3,716(6)          20,000       $  1,938(1)
  Officer
James J. Fitzsimmons,                1994   $133,022(8)   $     0                  0       $  1,172(1)
  President and Chief Executive
  Officer-Interactive Diagnostic
  Services, Inc.(7)
David J. Soffa, M.D.,                1994   $220,002(9)   $     0                  0       $  1,172(1)
  Executive Vice-President and
  Chief Medical Officer-Interactive
  Diagnostic Services, Inc.(16)

                                                                           LONG TERM
                                                                          COMPENSATION
                                             ANNUAL COMPENSATION          ------------
                                            ---------------------           OPTIONS       ALL OTHER
    NAME AND PRINCIPAL POSITION      YEAR    SALARY        BONUS           AWARDS(#)     COMPENSATION
- -----------------------------------  ----   --------      -------         ------------   ------------
Prem Anand,                          1994   $113,125(12)  $25,000(13)         35,000       $  1,862(1)
  Executive Vice President of        1993   $137,777(11)  $     0             20,000       $    229(1)
  Science and Engineering
  Operations(10)
Michael R. Scott,                    1994   $106,177      $21,235(13)         15,000       $      0
  Executive Vice                     1993   $102,569      $ 3,086(6)           4,500       $      0
  President-Engineering              1992   $ 99,402      $13,094              2,500       $    375(1)
Paul W. Harris,                      1994   $119,792      $75,000                  0       $ 94,300(15)
  Executive
  Vice-President-Interactive
  Diagnostic Services, Inc.(14)

- ---------------

 (1) Represents contributions made by the Company to the Health Images, Inc., Profit Sharing and Savings Plan which is qualified under Internal Revenue Code Section 401(k).
 (2) Mr. Carl resumed the position of Chief Executive Officer of the Company on September 9, 1994.
 (3) Pursuant to the terms of Consulting and Non-Competition Agreement dated as of June 2, 1993 ("Mr. Carl's Agreement"), between the Company and Mr. Carl, the Company agreed to pay $15,000 to Mr. Carl to reimburse him for legal expenses incurred in connection with the negotiation of Mr. Carl's Agreement and Mr. Carl's resignation effective June 19, 1993, from the offices of President and Chief Executive Officer.
 (4) Includes $8,000.00 in Directors Fees paid to Mr. Carl in 1994 prior to his becoming Chief Executive Officer on September 9, 1994 and $3,000.00 in Directors Fees paid in 1993.
 (5) The Company did not pay any bonus to executive officers for the fiscal year ended December 31, 1993.
 (6) This bonus paid in 1993 represented additional amounts paid in 1993 under the Company's Earnings Target Incentive Plan which are attributable to earnings of the Company for the fiscal year ended December 31, 1992. These additional amounts were paid after the Company's auditors completed their audit of the Company.
 (7) Mr. Fitzsimmons' employment with Interactive Diagnostic Services, Inc., ("IDSI") terminated effective January 31, 1995.
 (8) Of this amount, $75,000 represents salary buydown that was part of the August 4, 1994, acquisition of National Diagnostic Systems, Inc. ("NDS"). The remainder represents salary paid since August 4, 1994.
 (9) Of this amount, $165,000 represents salary buydown that was part of the August 4, 1994, acquisition of National Diagnostic Systems, Inc. ("NDS"). The remainder represents salary paid since August 4, 1994.
(10) Mr. Anand was promoted to Executive Vice President of Science and Engineering Operations effective January 1, 1994, from Vice President-Research and Development.
(11) Includes $43,277 in moving expenses paid by the Company to Mr. Anand.
(12) Includes $6,558 in moving expenses paid by the Company to Mr. Anand.
(13) This bonus was paid on February 23, 1995, pursuant to the Company's Management Incentive Program. Based upon the Company's operating performance for the fiscal year ended December 31, 1994, without considering the effect of the acquisition of NDS, the Company achieved an annual profit objective and an annual revenue objective in 1994 that resulted in an annual bonus for 1994 equal to 20% of base salary for each executive officer other than Messrs. Carl and Wilson.
(14) Mr. Harris' employment with the Company terminated as of December 7, 1994.
(15) Of this amount, $62,500 represents amounts paid by the Company for Mr. Harris' moving expenses and travel expenses prior to his relocation from New Jersey to Atlanta. The Company paid $31,800 in 1994 towards the cost of purchasing Mr. Harris' house in New Jersey to effect his family's relocation.
(16) Dr. Soffa's employment at IDSI terminated as of April 14, 1995.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                             POTENTIAL
                                  INDIVIDUAL GRANTS                                     REALIZABLE VALUE OF
- -------------------------------------------------------------------------------------     ASSUMED ANNUAL
                                                    % OF                                  RATES OF STOCK
                                                  OPTIONS                               PRICE APPRECIATION
                                                     TO                                 FOR OPTION TERM(1)
                                      OPTIONS     EMPLOYEES  EXERCISE OR   EXPIRATION   -------------------
                NAME                  GRANTED      IN FY     BASE PRICE       DATE         5%        10%
- ------------------------------------  -------     --------   -----------   ----------   --------   --------
Robert D. Carl, III.................        0          0            0          0               0          0
W. A. Wilson........................   35,000(2)    18.7%       $6.75        9-9-04     $148,576   $376,522
Prem K. Anand.......................   35,000(2)    18.7%       $6.75        9-9-04     $148,576   $376,522
Michael R. Scott....................   15,000(2)     8.0%       $6.75        9-9-04     $ 63,676   $161,366
James J. Fitzsimmons................        0          0            0          0               0          0
David J. Soffa, M.D.................        0          0            0          0               0          0

- ---------------

(1) The assumed annual rates of appreciation of five and ten percent would result in the price of the Company's stock increasing to $10.99 and $17.51, respectively.
(2) These incentive stock options were granted September 9, 1994, at the market price on the date of the grant, and vest over a 36-month period. In the event of a merger, consolidation or change in control of the Company, these options would immediately vest in full.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION VALUES

                                                                                           VALUE OF
                                                                        NUMBER OF         UNEXERCISED
                                                                       UNEXERCISED       IN-THE-MONEY
                                                                        OPTIONS AT        OPTIONS AT
                                                                        FY-END(1)          FY-END(2)
                                             SHARES                   --------------    ---------------
                                           ACQUIRED ON     VALUE       EXERCISABLE/      EXERCISABLE/
                  NAME                      EXERCISE      REALIZED    UNEXERCISABLE      UNEXERCISABLE
- -----------------------------------------  -----------    --------    --------------    ---------------

Robert D. Carl, III......................       0            $0       436,875/35,625      $343,750/$0
W. A. Wilson.............................       0            $0        35,625/71,875    $7,291/$10,209
Prem K. Anand............................       0            $0        11,250/43,750    $7,291/$10,209
Michael R. Scott.........................       0            $0        69,000/33,000     $1,641/$2,297
James J. Fitzsimmons.....................       0            $0             0                 $0
David J. Soffa...........................       0            $0             0                 $0

- ---------------

(1) The exercise prices of these options range from $4.50 to $13.50.
(2) The year-end market price of the Company's Common Stock was $5.875. The only unexercised options outstanding at December 31, 1994, which were not underwater were a warrant to purchase 250,000 shares at $4.50/share held by Mr. Carl, and 61,550 incentive options (32,314 of which were exercisable) held by officers to purchase stock at $5.00 per share.

     The Company has no Long Term Incentive Plan or Defined Benefit or Actuarial Plan.

                               PERFORMANCE GRAPH

     This year the Company has selected a peer group composed of publicly-held diagnostic imaging companies rather than simply using the S&P Health Care Diversified Index as in previous years. Some medical services companies are in health care environments that have thrived in recent years. Other medical services companies, such as diagnostic imaging companies, have operated under economic conditions in recent years that are recessionary. The Company believes that the peer group selected provides a more accurate picture of how the Company's stock has performed relative to companies operating comparable businesses under comparable conditions.

     The companies in the Peer Group (and their stock symbols) are: Alliance Imaging (SCAN), Inc., American Health Services Corp. (AHTS), MedAlliance, Inc.
(MDAL), Medical Diagnostics, Inc. (MDIY), Medical Imaging Centers of America
(MIKA) and NMR of America, Inc. (NMRR). These company's respective returns have been weighted by their respective stock market capitalizations at the beginning of each period in which they were a publicly-held company.

     Comparison of Five (5) Year Cumulative Total Return* Health Images, Inc., S&P 500 Index, S&P Health Care Diversified and a Peer Group

      Measurement Period            Health                        S&P Health      S&P 500 In-
    (Fiscal Year Covered)        Images, Inc.     Peer Group       Care Div.          dex
1989                                    100.00          100.00          100.00          100.00
1990                                    116.64           87.10          121.45           98.69
1991                                    132.12          203.23          179.89          126.42
1992                                     92.45           83.65          153.60          136.05
1993                                     48.71           33.33          146.38          149.76
1994                                     59.68           32.40          170.59          151.74

* The graph and table set forth above assume $100 was invested on December 31, 1989, in each of the Company's Common Stock, the S&P Health Care Diversified, the S&P 500 Index, and the Peer Group (some of the companies in the Peer Group were not publicly-held at December 31, 1989), and that all dividends were re-invested. This data was furnished by S T A R Services.

CASH COMPENSATION OF DIRECTORS

     For the fiscal year ending December 31, 1994, no employee director of the Company was paid additional compensation as a member of the Board of Directors. Mr. Carl received $8,000.00 in compensation prior to assuming the position of Chief Executive Officer on September 9, 1994. Each non-employee director of the Company is paid $1,000 on a quarterly basis, plus $1,000 per Board of Directors meeting attended in person with reimbursement for all reasonable travel expenses. The non-employee directors receive no compensation for the first four meetings attended on the telephone, but receive $250 for each telephone meeting attended thereafter. Each of the three members of the Audit Committee is paid $600 per meeting of the Committee. William E. Whitesell, James P. Gelhard and Marc I. Raphaelson, M.D. currently serve on the Audit Committee. Each of the four members of the Compensation Committee is paid $250 for a telephone meeting and $600 for each meeting attended. James P. Gelhard, William E. Whitesell, and Robert L. Taylor currently serve on the Compensation Committee.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Mr. Robert D. Carl, III, resumed the position of Chief Executive Officer of the Company on September 9, 1994. Mr. Wilson, who served as Chief Executive Officer from June 19, 1993, until September 9, 1994, became the Company's Chief Operating Officer. Mr. Wilson's title is currently President and Chief Administrative Officer. The Company's Board of Directors also approved employment contracts for Messrs. Carl and Wilson, respectively, with two (2) year terms ending September 30, 1996.

     If either Mr. Carl's or Mr. Wilson's employment is terminated by the Company without "cause" at any time during the initial term of two (2) years, or the first one (1) year renewal term, such executive shall be entitled to a severance amount equal to the executive's base salary at the time of termination for a period of 24 months. A "change of control" of the Company would be treated as a termination without "cause" and trigger the severance obligation for such executive.

     "Cause" is defined as: (i) any willful and material act of dishonesty or fraud committed by executive after the date hereof which is materially injurious to the Company; (ii) conviction of, or plea of nolo contendere to, a misdemeanor or a felony committed by executive after the date hereof involving, in either case, moral turpitude; (iii) repeated or continuous failure, neglect or refusal to perform executive's duties hereunder following not less than 60 days prior written notice of such failure, neglect or refusal.

     The Company is currently involved in litigation with three (3) individuals named in the Summary Compensation Table: James J. Fitzsimmons, David Soffa, M.D., and Paul Harris. Each of these individuals has an employment contract with the Company and its subsidiary, IDSI, which was a component of the August 4, 1994, acquisition of NDS.

     On February 21, 1995, the Company filed a lawsuit in the Superior Court of the State of California, San Mateo County, against each of the selling shareholders of National Diagnostic Systems, Inc. ("NDS"). The Company acquired the remaining 51.5% of NDS from the selling shareholders in an August 4, 1994, acquisition. The Company's complaint is for rescission and restitution, breach of contract, intentional misrepresentation, negligent misrepresentation, suppression of act, and indemnification. The Company's complaint was instituted after the selling shareholders failed to respond adequately to a February 13, 1995, demand letter for rescission of the transaction.

     On February 17, 1995, one of the selling shareholders, James J. Fitzsimmons, the former President and Chief Executive Officer of Interactive Diagnostic Services, Inc. ("IDSI") (the successor entity to NDS), filed a complaint against the Company and IDSI in the Superior Court of the State of California, San Mateo County. Mr. Fitzsimmons' complaint purports to allege breach of his employment agreement with IDSI and the Company, and a breach of Implied Covenant of Good Faith and Fair Dealing and Declaratory Relief. Mr. Fitzsimmons' employment with IDSI terminated as of January 20, 1995.

     On March 21, 1995, Mr. Fitzsimmons amended his complaint to substitute attorneys, add the remaining selling shareholders as plaintiffs, and change the causes of action. The amended complaint purports to allege causes of action including a breach of fiduciary duty by the Company, fraud by the Company, and a breach of the implied covenant of good faith and fair dealing by the Company and IDSI, in addition to the previous causes of action asserted by Mr. Fitzsimmons.

     On April 12, 1995, Paul W. Harris, who was involved in the acquisition of NDS and served as an Executive Vice President of IDSI, sued the Company alleging breach of his employment agreement because he received no severance following his December 9, 1994, termination. The Company plans to vigorously defend Mr. Harris' lawsuit.

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

POLICY AND OBJECTIVES

     The Compensation Committee of the Board of Directors is composed of three
(3) independent, non-employee directors, William E. Whitesell, James P. Gelhard, and Robert L. Taylor, who are not eligible to participate in any of the compensation plans that it administers. The Committee has overall responsibility to review and recommend compensation plans to the Board of Directors for approval.

     The fundamental philosophy of the compensation program of Health Images is that the achievements of the Company result from the coordinated efforts of all individuals working toward common objectives. The Company strives to achieve those objectives through teamwork that is focused on meeting the expectations of customers and shareholders. The compensation of the Company's top executives is directly linked to the Company's financial performance and shareholder interest and is reviewed and approved annually by the Compensation Committee of the Board of Directors.

     This linkage was demonstrated in 1993 when the Company experienced a decline in earnings per share from 1992. The Company earned $0.32 per share in 1993 as compared with $0.53 per share in 1992 and $0.49 per share in 1991. The Company's executive bonus program then in effect, the Executive Target Incentive Program ("ETIP"), was structured based on the Company's percentage growth in earnings per share over the prior year. Because there was no growth in earnings per share over 1992, no bonuses were awarded under the ETIP for 1993. The ETIP program was terminated in 1993.

     In December, 1993, the Compensation Committee did not recommend and the Board of Directors did not approve any bonuses for executive officers of the Company for 1993 because of the decline in earnings per share for the Company. Executive officers received base salary and stock option grants. The Board of Directors further directed that executive incentive compensation be related to adherence to the cost guidelines set forth in the annual budget and strategic plan of the Company. Incentive compensation will be awarded only for exceptional performance in controlling costs or in producing additional revenues for the Company. The Board of Directors believes the emphasis on controlling costs, in particular, is important in an era of declining reimbursements in the health care industry.

     The President of the Company has developed a new executive incentive compensation program. That programs ties executive contributions to the net earnings of the Company either through generation of revenue or reduction of operating expenses beyond ordinary expectations. This Management Incentive Program ("MIP") pays an annual bonus to executive officers determined by the percent of the annual profit objective that is achieved and by his or her base salary at the end of the fiscal year. Under this formula, each executive officer of the Company, other than Messrs. Carl and Wilson, received a bonus for the year ended December 31, 1994, equal to 20% of each officers base salary. These bonuses were paid in February, 1995, at the conclusion of the Company's audit by Joseph Decosimo and Company. Because of considerable writeoffs taken by the Company in 1994 arising out of the August 4, 1994, acquisition of National Diagnostic Systems, Inc. ("NDS"), neither Mr. Carl nor Mr. Wilson received a bonus for the year ended December 31, 1994.

     The Company is committed to providing a pay program that helps attract and retain the best people in the industry. To ensure that pay is competitive, the Company regularly compares its pay practices with those of other leading companies and sets its pay parameters based on this review. The Company is currently reviewing its compensation for executive officers and senior management in light of the recent significant acquisition of 15 diagnostic imaging centers from MedAlliance, Inc. This acquisition closed on April 14, 1995, with an effective date of March 31, 1995. This acquisition should almost double the net revenues and cash flow of the Company.

     A feature of the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") limits deductibility of certain compensation for the Chief Executive Officer and the additional four executive officers who are highest paid and employed at year end to $1 million per year, effective for tax years beginning on or after January 1, 1994. Although the salary and bonuses of the Company's executive officers will remain substantially below this $1 million threshold into the foreseeable future, the presence of stock options and warrants make it theoretically possible that the threshold may be exceeded at some time in the future. In such an instance, the Company intends to take the necessary steps to conform its compensation to comply with OBRA '93.

COMPENSATION PROGRAMS

     Health Images' executive compensation programs are designed to retain and reward executives who are capable of leading the Company in achieving its business objectives in an industry characterized by growth, competitiveness, and change. Annual compensation for senior management of Health Images consists of three (3) elements:

          1. Base salary is determined by the potential impact the individual has on the Company, the skills and experiences required by the job, and the performance and potential of the incumbent in the job;

          2. Incentive programs are designed to reward executives for their impact in generating unusual additional revenue for the Company or for uniquely controlling the Company's expenses; and

          3. Long-term incentive compensation is provided in the form of stock option grants and is designed to link the interests of the executives with those of the stockholders. Stock option grants provide an incentive that focuses the executives' attention on managing the Company from the perspective of an owner with an equity stake in the business. These stock options are tied to the future performance of Health Images stock and will provide value to the recipient only when the price of Health Images stock increases above the option grant price. Long-term incentive compensation is offered only to those key employees who can make a material impact on the Company's long-term performance.

     A key objective of the Compensation Committee is to assure that Health Images executives' total compensation is competitive in our industry.

CHIEF EXECUTIVE OFFICER'S COMPENSATION

     The Compensation Committee meets annually to evaluate the performance of the Chief Executive Officer, without the CEO being present, and reports on that evaluation to the independent Directors of the Board. The current CEO assumed his position on September 9, 1994. Mr. Carl had previously served as CEO from 1985 to June 19, 1993. Mr. Carl also serves as Chairman of the Board and functions as the Chief Financial Officer of the Company. Under the terms of the Employment Agreement dated as of October 1, 1994, with Mr. Carl, his base salary is $225,000.00. The Compensation Committee is currently reviewing Mr. Carl's base salary in light of what employers of a comparable size (after giving effect to the MedAlliance acquisition) pay their CEOs. The Committee recognizes that this base salary was set prior to the MedAlliance acquisition and may have been low at the time it was established. The Compensation Committee is currently reviewing proxy materials on companies of a comparable size to the Company (after giving effect to the MedAlliance acquisition) and is concentrating in particular on companies in the health care industry. Following its review of these materials, the Compensation Committee may reset Mr. Carl's base salary, as well as the base salaries of other executive officers and senior management.

                                          Respectfully submitted:

                                          William E. Whitesell, Ph.D., Chairman
                                          James P. Gelhard
                                          Robert L. Taylor

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of Messrs. Whitesell, Gelhard, and Taylor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of April 15, 1995, by (i) each director of the Company, (ii) all directors and officers as a group, and (iii) all persons known to the Company who may be deemed beneficial owners of more than five percent (5%) of such outstanding shares. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security if he has, or shares, the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. An asterisk indicates beneficial ownership of less than one percent (1%).

                                                                    NUMBER OF
                                                                      SHARES            PERCENT OF
                                                                   BENEFICIALLY         OUTSTANDING
              NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED(1)            SHARES(2)
- -----------------------------------------------------------------  ------------         -----------
Robert D. Carl, III..............................................       973,202(3)           8.1%
8601 Dunwoody Place, Bldg. 200
Atlanta, Georgia 30350
Marc I. Raphaelson, M.D..........................................        21,690(4)             *%
915 Toll House Avenue
Frederick, Maryland 21701
William E. Whitesell, Ph.D.......................................        42,500(5)             *%
580 North School Lane
Lancaster, Pennsylvania 17603
James P. Gelhard.................................................        40,120(6)             *%
742 Barrholly Drive
Lancaster, Pennsylvania 17603
Robert L. Taylor.................................................         2,725(7)             *%
Isolyser, Inc.
4320 International Blvd.
Norcross, Georgia 30093
W. A. Wilson.....................................................        51,092(8)             *%
8601 Dunwoody Pl., Bldg. 200
Atlanta, Georgia 30350
Stuart B. Strasner, Sr...........................................             0                *%
2532 Northwest 60th Street
Oklahoma City, Oklahoma 73112
All Officers and Directors of Company as a Group (13 persons)....     1,335,474(9)          10.8%
Lindner Fund, Inc................................................     1,051,600              9.1%
7711 Carondelet Avenue
Box 16900
St. Louis, MO 63105

- ---------------

(1) Unless otherwise specified in the footnotes, the shareholder has sole voting and dispositive power.
(2) The computation of percentage of ownership for officers and directors includes shares of Common Stock which may be acquired within 60 days of the April 15, 1995, date of this table by exercise of options and warrants.
(3) Includes 525,910 shares of Common Stock owned individually by Mr. Carl. Includes options and a warrant for 447,292 shares of Common Stock which are or will become exercisable by Mr. Carl within the 60 day period following the April 15, 1995, date of this table. Excludes 4,600 shares of Common Stock owned by Mr. Carl's spouse.
(4) Includes 11,190 shares of Common Stock owned jointly by Dr. Raphaelson and his wife. Includes non-qualified options for 10,500 shares which are or will become exercisable by Dr. Raphaelson within the 60 day period following the April 15, 1995, date of this table.
(5) Includes 30,000 shares of Common Stock owned by Dr. Whitesell. Includes 2,000 shares of Common Stock held in custody by Dr. Whitesell for two children for which shares Dr. Whitesell disclaims any beneficial ownership. Excludes 1,000 shares of Common Stock owned by Dr. Whitesell's spouse. Includes non-qualified options for 10,500 shares which are or will become exercisable by Dr. Whitesell within the 60 day period following the April 15, 1995, date of this table.
(6) Includes 15,620 shares of Common Stock owned by Mr. Gelhard individually, 12,000 shares owned jointly with Mr. Gelhard's spouse, 2,000 shares owned individually by his spouse and non-qualified options for 10,500 shares which are exercisable by Mr. Gelhard within the 60 day period following the April 15, 1995, date of this table.
(7) Includes 975 shares of Common Stock owned individually by Mr. Taylor. Includes non-qualified options for 1,750 shares which are or will become exercisable by Mr. Taylor within the 60 day period following the April 15, 1995, date of this table.
(8) Includes 1,100 shares of Common Stock owned individually by Mr. Wilson through the Company's 401(k) Plan. Excludes 200 shares of Common Stock owned by Mr. Wilson's spouse. Includes incentive and non-qualified options for 49,792 shares which are or will become exercisable by Mr. Wilson within the 60 day period following the April 15, 1995, date of this table.
(9) See footnotes 3, 4, 5, 6, 7, and 8. Includes options or warrants for 696,122 shares which are, or will become, exercisable by the officers within the 60-day period following the April 15, 1995, date of this table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Dr. Jack Greenberg, a nominee for Director, also serves as the medical general partner of Northeastern Magnetic Imaging, Ltd., which owns Health Images of Philadelphia. As medical general partner, Dr. Greenberg, through his professional corporation, received $37,500 in partnership distributions during the year ended December 31, 1995.

     Dr. Greenberg also received $429,313.61 in fees for interpretation services provided at Health Images of Philadelphia during 1994. Of this amount Dr. Greenberg pays another physician approximately 25% for his interpretation services at Health Images of Philadelphia. Dr. Greenberg also received $26,000 in consulting fees and $3,000 for serving as a member of the Company's Physician Advisory Board during 1994.