Form 10-Q
period 1995-03-31
HEALTH IMAGES INC
filed 1995-05-16
CIK 769689

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                    ------

                                  FORM 10-Q

(MARK ONE)
      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995
                              -----------------------------------------------

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                       Commission file number   0-14746
                                               ---------

                             HEALTH IMAGES, INC.
- -------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           Delaware                                               58-1485618
- ---------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)        (I.R.S. EMPLOYER IDENTIFICATION NO.)

   8601 Dunwoody Place, Suite 200, Atlanta, Georgia                                  30350
- -----------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    404/587-5084
                                                   -----------------------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes   X    No
                                               ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.    Yes        No
                            ---       ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,590,234.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1995



                           ASSETS                                         MARCH 31,             DECEMBER 31,
                                                                            1995                    1994
                                                                       --------------          -------------
 CURRENT ASSETS

 Cash and Cash Equivalents                                               $  2,268,400            $  3,804,100

 Marketable Securities                                                         48,700                 264,500

 Investment in Nonmarketable Preferred Stock (At Cost)                     11,254,400              11,254,400

 Trade Receivables (Less Allowance for Doubtful Accounts
 of $5,618,600 in 1995 and $5,435,000 in 1994)                             16,498,100              17,654,100

 Other Receivables                                                          1,048,800                 393,600

 Inventories                                                                  497,500                 599,100

 Deferred Income Taxes                                                      2,177,400               2,041,700

 Other                                                                      1,493,500               1,598,900
                                                                         ------------            ------------

           Total Current Assets                                            35,286,800              37,610,400
                                                                         ------------            ------------

 PROPERTY AND EQUIPMENT

 Total Property and Equipment                                             126,270,900             123,747,100

 Accumulated Depreciation                                                  52,788,900              50,075,300
                                                                         ------------            ------------

           Cost Less Accumulated Depreciation                              73,482,000              73,671,800
                                                                         ------------            ------------
 OTHER ASSETS

 Intangible Assets                                                         14,012,800              14,074,100

 Unclassified                                                                 633,900                 470,600
                                                                         ------------            ------------

           Total Other Assets                                              14,646,700              14,544,700
                                                                         ------------            ------------

 TOTAL ASSETS                                                            $123,415,500            $125,826,900
                                                                         ============            ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Current Portion of Long Term Debt                                      $   2,033,000           $   1,977,000

 Accounts Payable                                                           3,600,200               4,248,500

 Accrued Expenses                                                           6,861,900               5,281,300

 Unearned Revenue                                                             101,600                 228,800
                                                                        -------------           -------------

           Total Current Liabilities                                       12,596,700              11,735,600
                                                                        -------------           -------------

 LONG TERM DEBT                                                            19,663,800              23,071,200
                                                                        -------------           -------------

 DEFERRED INCOME TAXES                                                     10,803,300              10,910,300
                                                                        -------------           -------------

 OTHER LONG TERM LIABILITIES                                                  229,400                 220,600
                                                                        -------------           -------------

 MINORITY INTEREST                                                            319,300                 311,700
                                                                        -------------           -------------

 STOCKHOLDERS' EQUITY

 Common Stock - $.01 Par Value - 40,000,000 Shares
   Authorized - 13,342,647 Shares issued as of March 31, 1995 and
   13,340,856 as of December 31, 1994                                         133,400                 133,400

 Additional Paid-In Capital                                                77,323,200              77,314,400

 Retained Earnings                                                         16,389,900              16,537,200

 Accumulated Translation Adjustment                                          (391,700)               (755,700)

 Treasury Stock - 1,752,400 Shares at Cost as of March 31,
   1995, and as of December 31, 1994                                      (13,651,800)            (13,651,800)
                                                                        -------------           -------------
          Total Stockholders' Equity                                       79,803,000              79,577,500
                                                                        -------------           -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 123,415,500           $ 125,826,900
                                                                        =============           =============

HEALTH IMAGES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE QUARTER ENDED MARCH 31, 1995


                                                 THREE MONTHS     THREE MONTHS
                                                     ENDED           ENDED
                                                 MARCH 31, 1995  MARCH 31, 1994
                                                ---------------  ---------------
 REVENUE
    Net Patient Service Revenue                 $17,304,600       $17,516,700

    Engineering Revenue                             729,800         1,005,500

    Other Revenue & Income                          204,500           240,900
                                                -----------       -----------

 Total Net Revenue                               18,238,900        18,763,100
                                                -----------       -----------

 COSTS AND EXPENSES

    Operating Costs                              13,508,300        14,532,900

    Provision For Bad Debts                         772,700           655,000

    General and Administrative Expenses           1,564,800         1,614,700
                                                -----------       -----------

 Total Operating Expenses                        15,845,800        16,802,600
                                                -----------       -----------

 Operating Income                                 2,393,100         1,960,500

    Interest Income                                  31,400            50,400

    Interest Expense                               (362,100)         (344,900)
                                                -----------       -----------

 INCOME BEFORE MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                     2,062,400         1,666,000

    Minority interest in Income of Consolidated
      Entities                                       42,300            30,900
                                                -----------       -----------

 INCOME BEFORE PROVISION FOR INCOME
   TAXES                                          2,020,100         1,635,100

    Provision for Income Taxes                      776,600           589,000
                                                -----------       -----------

 NET INCOME FROM CONTINUING OPERATIONS          $ 1,243,500       $ 1,046,400
                                                ===========       ===========

 EARNINGS PER COMMON AND COMMON EQUIVALENT
 SHARE

    Primary
       Net Income from Operations                  $     0.11        $     0.09

    Fully Diluted
       Net Income from Operations                  $     0.11        $     0.09

 DISCONTINUED OPERATIONS

    Loss from Operations of Discontinued  Subsidiary
       (Net of Income Taxes)                          415,000           166,200

    Loss on Disposal of Discontinued Subsidiary
       (Net of Income Taxes)                          744,000               ---
                                                   ----------        ----------

 NET INCOME                                        $   84,500        $  879,900
                                                   ==========        ==========

 EARNINGS PER COMMON AND COMMON EQUIVALENT
 SHARE
    Primary
       Net Income                                  $     0.01        $     0.08

    Fully Diluted
       Net Income                                  $     0.01        $     0.08

 WEIGHTED AVERAGE COMMON SHARE AND COMMON
 SHARE EQUIVALENTS

    Primary                                        11,641,500        11,541,100

    Fully Diluted                                  11,641,500        11,549,800


HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE QUARTER ENDED MARCH 31, 1995

                                                  THREE MONTHS    THREE MONTHS
                                                      ENDED           ENDED
                                                 MARCH 31, 1995   MARCH 31, 1994
                                                ---------------   ---------------
 CASH FLOW FROM OPERATING ACTIVITIES
 Net Income                                      $    84,500        $  879,900

 Adjustments to Reconcile Net Income to
 Net Cash

           Depreciation                            2,591,600         2,618,700

           Amortization                              383,700           502,700
           Provision for Bad Debts                   772,700           655,000

           Minority Interest                          42,300            30,900

           Deferred Income Taxes                    (233,900)          286,400

           Increase in Receivables                  (271,900)       (1,357,500)
           Decrease (Increase) in Inventories        101,600            47,700

           Increase (Decrease) in  Accounts Payable
             and Accrued Expenses                  1,405,100           275,500

           Equity in Loss of Affiliate                   ---           166,200

           Other - Net                              (494,600)         (536,800)
                                                 -----------        ----------

 Net Cash Provided by Operating Activities         4,381,100         3,568,700
                                                 -----------        ----------

 CASH FLOW FROM INVESTING ACTIVITIES

           Cash used to Acquire Investments          (56,700)              ---

           Proceeds from Investments                 281,000               ---

           Capital Expenditures                   (2,123,200)       (1,228,500)

           Payments for Intangibles                 (485,700)          (44,700)

           Other - Net                                (8,500)              ---
                                                  ----------        ----------

 Net Cash Used by Financing Activities            (2,393,100)       (1,273,200)
                                                  ----------        ----------


 CASH FLOW FROM FINANCING ACTIVITIES


           Cash Used to Retire Debt               (3,351,400)       (2,450,500)

           Cash Distibutions to Minority
             Investors in Liminted
             Partnerships                            (34,700)          (61,700)

           Proceeds from Exercise of
             Stock Options                             8,800               ---

           Cash Used to Pay Dividends               (231,800)              ---
                                                 -----------       -----------

 Net Cash (Used) Provided by Financing
   Activities                                     (3,609,100)       (2,512,200)
                                                 -----------       -----------

 EFFECT OF EXCHANGE RATE CHANGES ON
  CASH                                                85,400            15,000
                                                 -----------       -----------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    (1,535,700)         (201,700)

 CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                             3,804,100         4,703,200
                                                 -----------       -----------

 CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                 $ 2,268,400       $ 4,501,500
                                                 ===========       ===========


ITEM 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the quarter ending March 31, 1995, to the quarter ending March 31, 1994

                 Net patient service revenue1 decreased $212,100, or 1.2%, primarily due to the Company's ceasing operations at its Philadelphia Magnetic Imaging Center as of December 31, 1994, partially offset by increases of $252,500 in net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue"). The increase in same center revenue was due to an increase of 5.2% in same center MRI studies and an increase in revenue from other imaging modalities, principally CT, x- ray, partially offset by a 2.4% decline in average reimbursement per MRI study and a decrease in revenue from the Company's radiation oncology center.

                 Engineering revenue decreased $275,700, or 27.4%, primarily due to decreases of $180,900, or 99.6%, in upgrade revenue and $94,800, or 11.5%, in service revenue.

                 Other revenue and income decreased by $36,400 or 15.1% primarily due to a decrease of $164,100 in Mobile Leasing revenue partially offset by accrued dividends of $276,300 recognized on the Company's investment in MedAlliance preferred stock.

                 Operating costs decreased by $1,024,600 or 7.1%, primarily due to (1) elimination of costs associated with the former Philadelphia Magnetic Imaging facility and (2) the Company's continuing cost control efforts. Reflecting these items, operating costs as a percentage of net revenue decreased to 74.1% in 1995 from 77.5% in 1994. The Company's provision for bad debts was $772,700, or 4.5% of net patient service revenue in the 1995 period as compared to $655,000, or 3.7%, in 1994. Provision for bad debts results from required write-offs of patient account receivable balances that management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results. General and administrative expenses decreased $49,900, or 3.1%, primarily due to the Company's continued cost control efforts. General and administrative expenses as a percentage of net revenue was unchanged at 8.6% for both periods.

                 Interest income decreased by $19,000, or 37.7%, due to lower cash balances. Interest expense increased by $17,200 due to higher amounts of debt outstanding. Minority interest in income of consolidated entities increased by $11,400, or 36.9%, primarily due to higher operating income at imaging centers with minority partners. The Company's tax rate for the 1995 period was 38.4% as compared to 36.0% in the prior year period.

                 Net income from continuing operations increased $197,400, or 18.9%, to $1,243,500 from $1,046,100 in 1994 primary and fully diluted earnings per share increased $0.02, or 22.2%, to $0.11 in the 1995 period as compared to $0.09 in the 1994 period. Earnings per share were calculated using 11,641,500 primary and fully diluted weighted average common share equivalents as compared to 11,541,100 primary and 11,549,800 fully diluted weighted average common share equivalents in the prior year period.

         During the 1995 period, the Company elected to discontinue the operations of a subsidiary, Interactive Diagnostic Systems, Inc. and the financial results of such subsidiary are treated as Discontinued Operations. The quarterly loss, net of income taxes, of the subsidiary increased by $248,800 or 149.7% to $415,000 in the 1995 period as compared to $166,200 in the 1994 period. In addition, in the current period, the Company recognized a special charge, net of income taxes, of $744,000, to cover estimated costs and expenses associated with the termination of all operations of the discontinued subsidiary. After giving effect to these losses from Discontinued Operations, the Company report net income of $84,500 or $0.01 per share in the 1995 period as compared to a restated $879,900 or $0.08 per share in the prior year period.

         Subsequent to the end of the quarter, the Company acquired 15 imaging centers from MedAlliance, Inc. Management expects the overall effect of such acquisition to be additive to earnings. However, the continued growth of private managed care plans has put downward pressure on imaging reimbursements and has resulted in increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures such as the MRI and CT services which are the Company's principal sources of revenue. While the Company's vertical integration results in generally lower operating costs as compared to its competitors, declining reimbursements could adversely affect the Company's profitability. Recently, the Company has seen weakness in comparable (same center) volume and revenue comparisons. Management believes, however, that the Company is relatively better positioned than many of its competitors who rely on physician self-referral to deal with threats to unit volumes deriving from increased scrutiny of inappropriate utilization, and from certain legislation at both the national and state levels which bar physician self-referral. Conversely, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans.

____________________

        (1) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

INFLATION

                 The impact of inflation and changing prices on the Company has, to date, been primarily limited to salary increases and has not been material to the Company's operation. In the event of increased inflation, management believes that the Company may not be able to raise the prices for its good and services by an amount sufficient to offset cost inflation.

                 Growing health care costs are a national concern. Management believes that this concern will most likely lead to reduced reimbursements for the Company's health care services even in an otherwise inflationary environment. The Company has historically responded to this threat to its margins by lowering its capital costs and by increasing the volume of its business.

LIQUIDITY AND CAPITAL RESOURCES

                 Net cash provided by operating activities was $4,381,100 in the 1995 period, an increase of $812,400 or 22.8% from $3,568,700 in the prior year period. Net trade receivables decreased by $1,156,000, or 6.5%, in 1995 primarily due to decreased net patient revenue during the quarter ended March
31, 1995 as compared to immediately preceding quarters.   As of March 31, 1995,
the Company's average age of patient receivables outstanding was 82 days as compared to 81 days as of December 31, 1994 and 82 days as of March 31, 1994. While management believes that this age of receivables is within acceptable norms for outpatient health care providers, management will continue to seek to reduce such receivable aging and associated balances by implementing improved billing methodologies in 1995. Some of the increase in patient days outstanding is due to a change in the mix of the Company's patient referrals. Recently, the Company has seen an increase in "legal patients" which typically maintain open account balances until settlement of personal injury cases.
These legal patients account balances may be outstanding for more than 365 days and, while generally collectible, cause an increase in average patient receivable days outstanding.

                 The Company's total debt decreased by $3,351,400 during the quarter ended March 31, 1995, while cash and cash equivalents decreased by $1,535,700 and marketable securities decreased by $215,800. As of March 31, 1995, the Company had an investment carried at $11,254,400 in stated value of preferred stock of MedAlliance, Inc. ("MDAL"). Subsequent to the end of the quarter, the Company's entire investment in the MDAL preferred stock was assigned back to MDAL in partial consideration for the purchase of 15 imaging centers acquired by the Company from MDAL.

                 Prior to the end of the quarter, the Company entered into an amended and restated credit facility (the "facility") with its principal banks. This new credit facility provided for a $30,000,000 term loan due over 6 years and a $5,000,000 revolving line of credit. All borrowings under the facility are initially at Prime less 25 basis points (8.75% as of March 31, 1995), decreasing to Prime less 50 basis points under certain circumstances. As of March 31, 1995, the Company had borrowed $7,148,000 under the facility. The facility is secured by substantially all of the assets of the Company and contains certain covenants which, under certain circumstances, could restrict the ability of the Company to declare dividends or purchase treasury stock. As of March 31, 1995, under the most restrictive covenant, the Company must maintain a "tangible capital base", as defined in the facility, of $40,000,000 plus 50% of net income from December 31, 1994. Accordingly, as of March 31, 1995, $25,748,000 of retained earnings and additional paid in capital was available for payment of dividends and purchase of treasury stock. Subsequent to the end of the quarter, the Company increased its borrowings under the term loan portion of the facility to $30,000,000 to fund the cash portion of the Company's acquisition of 15 imaging centers from MDAL.

                 Subsequent to the end of the quarter, the Company acquired 15 imaging centers from MDAL. In addition to borrowings under the facility, the Company assumed capital lease obligations and debt of $24,490,300. In addition, pursuant to the terms of a certain "Earnout Agreement" entered into between the Company and MDAL, the Company, based on information presently available, must pay up to an additional $8,250,000 in earnout payments to MDAL. Under the terms of the Earnout Agreement, the Company can pay this obligation in either cash or by delivery of a subordinated note bearing interest at 10% and maturing in one year. Management presently intends to pay this obligation by delivery of a note to MDAL.

                 Management believes that additional sources of credit are also available to the Company.

                 Capital expenditures in the 1995 period were $2,123,200 as compared to $1,228,500 in 1994. Management expects capital expenditures to approximate $10,000,000 in 1995, including capital expenditures relating to the 15 imaging clinics acquired from MDAL. The principal capital expenditures for 1995 will be construction of imaging equipment, and upgrades and enhancements for the Company's HI Standard and HI Star MRI systems. The Company also engages in research and development activities which are expensed as period costs when incurred. For the 1995 period, such research and development costs were $145,100 as compared to $163,100 in 1994. These costs are reflected in operating costs on the Company's financial statements. Management expects that the costs of upgrades and the costs of research and development projects will increase in future periods.

                 Management considers current cash and liquidity adequate to fund the Company's existing business operation, including the capital expenditure requirements discussed above.

                 At March 31, 1995, the Company had commitments on construction contracts totaling $62,500 of which $41,000 had been paid, and commitments of $3,308,800 on equipment contracts of which $3,257,100 had been paid. In addition, the Company was committed to purchase certain imaging center assets from MDAL for a total consideration, subject to certain adjustments and additional payments, of $65,150,000.

                          PART II. OTHER INFORMATION


ITEM 2.  Legal Proceedings.

         There have been no material developments in the legal proceedings described in the Company's Form 10-K for the fiscal year ended December 31, 1994.

ITEM 3.  Changes in Securities.

         None.

ITEM 4.  Defaults under Senior Securities.

         None.

ITEM 5.  Submission of Matters to a Vote of Security Holders.

         None.

ITEM 6.  Other Information.

         None.

ITEM 7.  Exhibits and Reports on Form 8-K.

         a. Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

                  Exhibit
                  Number
                  ------

                    4     --       Instruments defining rights of
                                   security holders are incorporated
                                   herein by reference to Exhibit 4(c)
                                   included in Registrant's Annual
                                   Reports on Form 10-K for fiscal year
                                   ended December 31, 1987; to Exhibit
                                   10(b) to Registrant's Annual Report
                                   on Form 10-K for fiscal year ended
                                   December 31, 1988; to Exhibit 1 to
                                   Registrant's Form 8-K filed June 20,
                                   1989 and to Exhibits 3(a) and 3(b)
                                   to Registrant's Annual Report on
                                   Form 10-K for fiscal year ended
                                   December 31, 1989.

                    27    --       Financial Data Schedule (for SEC use only)

         b. Reports on Form 8-K -- No reports on Form 8-K have been filed by Registrant during the quarter for which this report is filed.

                                 EXHIBIT INDEX



Exhibit                                                                                                             Page
Number                                     Description                                                             Number
- -------                                    -----------                                                             ------
  4              --       Instruments defining rights of security holders are incorporated herein by reference to Exhibit 4(c) included in Registrant's Annual
                          Reports on Form 10-K for fiscal year ended December 31, 1987; to Exhibit
                          10(b) to Registrant's Annual Report on Form 10-K for fiscal year ended
                          December 31, 1988; to Exhibit 1 to Registrant's Form 8-K filed June 20,
                          1989 and to Exhibits 3(a) and 3(b) to Registrant's Annual Report on
                          Form 10-K for fiscal year ended December 31, 1989.

 27              --       Financial Data Schedule (for SEC use only)


                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HEALTH IMAGES, INC.
                                 (REGISTRANT)


Date:    May 15, 1995                      By: /s/ Robert D. Carl, III
     --------------------                      -----------------------
                                               Robert D. Carl, III
                                               Chairman and
                                               Chief Executive Officer



                                           By: /s/ Ron L. Clark
                                               -----------------
                                               Ron L. Clark
                                               Treasurer and Controller
                                               (Principal Accounting
                                               Officer)