Form 10-Q
period 1995-06-30
HEALTH IMAGES INC
filed 1995-08-15
CIK 769689

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  -----------

                                   FORM 10-Q

(MARK ONE)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1995
                               -------------------------------------------------

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    -------------------

                       Commission file number   0-14746
                                              -----------

                             HEALTH IMAGES, INC.
--------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            Delaware                                           58-1485618
-------------------------------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)     (I.R.S. EMPLOYER IDENTIFICATION NO.)

   8601 Dunwoody Place, Bldg. 200, Atlanta, Georgia                              30350
-------------------------------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                       (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       404/587-5084
                                                    ----------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X    No
                                             -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes         No
                              -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,485,234.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1995



                                ASSETS                                      JUNE 30,           DECEMBER 31,
                                                                              1995                 1994
                                                                          -------------        -------------
 CURRENT ASSETS

 Cash and Cash Equivalents                                                $   2,375,500        $   3,804,100

 Marketable Securities                                                           48,700              264,500

 Investment in Nonmarketable Preferred Stock (At Cost)                              ---           11,254,400

 Trade Receivables (Less Allowance for Doubtful Accounts of
 $9,466,400 in 1995 and $5,435,000 in 1994)                                  25,743,800           17,654,100

 Other Receivables                                                              693,800              393,600

 Inventories                                                                    533,400              599,100

 Deferred Income Taxes                                                        2,177,400            2,041,700

 Other                                                                        2,683,800            1,598,900

                                                                          -------------        -------------

           Total Current Assets                                              34,256,400           37,610,400

                                                                          -------------        -------------

 PROPERTY AND EQUIPMENT

 Total Property and Equipment                                               154,964,100          123,747,100

 Accumulated Depreciation                                                    54,693,400           50,075,300

                                                                          -------------        -------------

           Cost Less Accumulated Depreciation                               100,270,700           73,671,800

                                                                          -------------        -------------
 OTHER ASSETS

 Intangible Assets                                                           39,720,200           14,074,100

 Unclassified                                                                   787,200              470,600

                                                                          -------------        -------------

           Total Other Assets                                                40,507,400           14,544,700

                                                                          -------------        -------------

 TOTAL ASSETS                                                             $ 175,034,500        $ 125,826,900

                                                                          =============        =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Current Portion of Long Term Debt                                       $  10,259,500         $   1,977,000

 Accounts Payable                                                            6,329,500             4,248,500

 Accrued Expenses                                                           10,717,700             5,281,300

 Unearned Revenue                                                              444,000               228,800

                                                                         -------------         -------------

           Total Current Liabilities                                        27,750,700            11,735,600

                                                                         -------------         -------------

 LONG TERM DEBT                                                             53,067,000            23,071,200

                                                                         -------------         -------------

 DEFERRED INCOME TAXES                                                      11,135,200            10,910,300

                                                                         -------------         -------------

 OTHER LONG TERM LIABILITIES                                                   238,800               220,600

                                                                         -------------         -------------

 MINORITY INTEREST                                                           1,946,700               311,700

                                                                         -------------         -------------


 STOCKHOLDERS' EQUITY

 Common Stock - $.01 Par Value - 40,000,000 Shares Authorized -
   13,342,634 Shares issued as of March 31, 1995 and 13,340,856 as
    of December 31, 1994                                                       133,400               133,400

 Additional Paid-In Capital                                                 77,323,200            77,314,400

 Retained Earnings                                                          17,866,400            16,537,200

 Accumulated Translation Adjustment                                           (287,100)             (755,700)

 Treasury Stock - 1,852,400 Shares at Cost as of March 31, 1995, and
   as of December 31, 1994                                                 (14,139,800)          (13,651,800)

                                                                         -------------         -------------

          Total Stockholders' Equity                                        80,896,100            79,577,500

                                                                         -------------         -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 175,034,500         $ 125,826,900

                                                                         =============         =============

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                   THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                       ENDED             ENDED              ENDED              ENDED
                                                   JUNE 30, 1995     JUNE 30, 1994      JUNE 30, 1995      JUNE 30, 1994
                                                   ------------      ------------       ------------       ------------
 REVENUE

    Net Patient Service Revenue                     $31,205,300       $18,865,800        $48,509,900       $36,382,500

    Engineering Revenue                                 848,600           700,800          1,578,400         1,706,300

    Other Revenue & Income                              367,300           313,900            571,800           554,700

                                                    -----------       -----------        -----------       -----------

 Total Net Revenue                                   32,421,200        19,880,500         50,660,100        38,643,500

                                                    -----------       -----------        -----------       -----------

 COSTS AND EXPENSES

    Operating Costs                                  24,139,200        14,305,600         37,647,500        28,838,500

    Provision For Bad Debts                           1,249,900           707,700          2,022,600         1,362,700

    General and Administrative Expenses               2,849,500         2,076,700          4,414,300         3,691,400

                                                    -----------       -----------        -----------       ------------

 Total Operating Expenses                            28,238,600        17,090,000         44,084,400        33,892,600

                                                    -----------       -----------        -----------       -----------

 Operating Income                                     4,182,600         2,790,500          6,575,700         4,750,900

    Interest Income                                      39,800            70,100             71,200           120,600

    Interest Expense                                 (1,245,600)         (319,900)        (1,607,700)         (664,800)

                                                    -----------       -----------        -----------       -----------

 INCOME BEFORE MINORITY INTEREST AND PROVISION
 FOR INCOME TAXES                                     2,976,800         2,540,700          5,039,200         4,206,700


    Minority interest in Income of Consolidated
 Entities                                               178,900            52,100            221,200            83,000

                                                    -----------       -----------        -----------       -----------

 INCOME BEFORE PROVISION FOR INCOME
   TAXES                                              2,797,900         2,488,600          4,818,000         4,123,700

    Provision for Income Taxes                        1,086,600           919,500          1,863,200         1,508,500

                                                    -----------       -----------        -----------       -----------

 NET INCOME FROM CONTINUING OPERATIONS              $ 1,711,300       $ 1,569,100        $ 2,954,800       $ 2,615,200

                                                    ===========       ===========        ===========       ===========

 EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

    Primary
       Net Income from Operations                  $       0.15      $       0.14      $       0.25       $       0.23

    Fully Diluted
       Net Income from Operations                  $       0.15      $       0.14      $       0.25       $       0.23

 DISCONTINUED OPERATIONS

    Loss from Operations of Discontinued
 Subsidiary                                               3,000           186,300           418,000            352,500
       (Net of Income Taxes)

    Loss on Disposal of Discontinued Subsidiary
       (Net of Income Taxes)                                ---               ---           744,000                ---

                                                   ------------      ------------      ------------       ------------

 NET INCOME                                        $  1,708,300      $  1,382,800      $  1,792,800       $  2,262,700

                                                   ============      ============      ============       ============
 EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

    Primary
       Net Income                                  $       0.15      $       0.12      $       0.15       $       0.20

    Fully Diluted
       Net Income                                  $       0.15      $       0.12      $       0.15       $       0.20

 WEIGHTED AVERAGE COMMON SHARE AND
 COMMON SHARE EQUIVALENTS

    Primary                                          11,578,141        11,537,400        11,610,650         11,539,400

    Fully Diluted                                    11,626,549        11,537,400        11,649,836         11,539,400

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 1995

                                                           THREE MONTHS      THREE MONTHS         SIX MONTHS           SIX MONTHS
                                                              ENDED              ENDED               ENDED               ENDED
                                                          JUNE 30, 1995      JUNE 30, 1994       JUNE 30, 1995       JUNE 30, 1994
                                                         --------------      -------------       -------------       --------------
 CASH FLOW FROM OPERATING ACTIVITIES

 Net Income                                              $    1,708,300      $   1,382,800       $    1,792,800      $   2,262,700

 Adjustments to Reconcile Net Income to Net Cash

           Depreciation                                       3,512,800          2,516,600            6,104,400          5,135,300

           Amortization                                       1,637,300            466,300            2,021,000            969,000

           Provision for Bad Debts                            1,249,900            707,700            2,022,600          1,362,700

           Minority Interest                                    178,900             52,100              221,200             83,000

           Deferred Income Taxes                                341,300            382,300              107,400            668,700

           Increase in Receivables                           (1,933,000)        (1,074,900)          (2,204,900)        (2,432,400)

           Decrease (Increase) in Inventories                   (35,900)            (6,500)              65,700             41,200

           Increase (Decrease) in Accounts Payable
             and Accrued Expenses                               830,400            139,600            2,235,500            415,100

           Equity in Loss of Affiliate                              ---            186,300                  ---            352,500

           Currency Exchange Loss                               257,300                ---              257,300                ---

           Gain on Sale of Property and Equipment              (329,600)               ---             (329,600)               ---

           Other - Net                                          367,900            442,500             (126,700)           (94,300)

                                                         --------------     --------------       --------------      -------------

 Net Cash Provided by Operating Activities                    7,785,600          5,194,800           12,166,700          8,763,500

                                                         --------------     --------------       --------------      -------------


 CASH FLOW FROM INVESTING ACTIVITIES

           Cash used to Acquire Investments                         ---                ---              (56,700)               ---

           Proceeds from Investments                                ---                ---              281,000                ---

           Capital Expenditures                              (2,060,300)        (1,294,000)          (4,183,500)        (2,522,500)

           Acquisition of Imaging Facilities                (22,752,600)               ---          (22,752,600)               ---

           Proceeds from Sale of Assets                         989,200                ---              989,200                ---

           Payments for Intangibles                            (822,700)          (183,900)          (1,308,400)          (228,600)

           Other - Net                                              ---                ---               (8,500)               ---

                                                         --------------     --------------       --------------      -------------

 Net Cash Used by Investing Activities                      (24,646,400)        (1,477,900)         (27,039,500)        (2,751,100)

                                                         --------------     --------------       --------------      -------------

 CASH FLOW FROM FINANCING ACTIVITIES


           Proceeds from Issuing Notes Payable               30,000,000               ---           30,000,000                 ---

           Cash Used to Retire Debt                         (12,208,000)       (1,481,800)         (15,559,400)         (3,932,300)

           Cash Distibutions to Minority Investors in
             Limited Partnerships                               (60,300)          (63,900)             (95,000)           (125,600)

           Proceeds from Exercise of Stock Options                  ---               ---                8,800                 ---

           Cash Used to Pay Dividends                          (231,800)         (345,200)            (463,600)           (345,200)

           Cash Used to Purchase Treasury Shares               (488,000)               ---            (488,000)                ---

                                                          -------------      ------------        -------------       -------------

 Net Cash (Used) Provided by Financing Activities            17,011,900        (1,890,900)          13,402,800          (4,403,100)

                                                          -------------      ------------        -------------       -------------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (44,000)           121,700               41,400             136,700

                                                          -------------      ------------        -------------       -------------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  107,100         1,947,700           (1,428,600)          1,746,000

 CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                        2,268,400         4,501,500            3,804,100           4,703,200

                                                          -------------      ------------        -------------       -------------
 CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                          $   2,375,500      $  6,449,200        $   2,375,500       $   6,449,200

                                                          =============      ============        =============       =============

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

    Assumption of Liabilities in Conjunction              $  31,546,900               ---        $  31,546,900                 ---
      with Acquisition

    Redemption of Preferred Stock in Conjunction          $  11,569,300               ---        $  11,569,300                 ---
      with Acquisition

PART I MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Comparison of the quarter ending June 30, 1995, to the quarter ending June 30, 1994

                 Net patient service revenue(1) increased $12,339,500, or 65.4%, primarily due to the Company's April 14, 1995 acquisition of 15 imaging centers from MedAlliance, Inc. ("the MedAlliance clinic acquisition"). This acquisition was effective for accounting and reporting purposes as of April 1, 1995. Net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue") decreased by $790,500 or 4.4%. The decrease in same center revenue was primarily due to a decrease of 3.5% in same center MRI studies, and a 1.0% decline in average reimbursement per MRI study and a decrease in revenue from the Company's radiation oncology center. The disposition of the Company's Philadelphia Magnetic Imaging facility on December 31, 1994 reduced net patient services revenue by approximately $368,700.

                 Engineering revenue increased $147,800, or 21.1%, primarily due to increases of $146,700 in upgrade revenue.

                 Other revenue and income increased by $53,500 or 17.0% primarily due to capital gains recognized on the sale of an imaging center in Carrollton, Georgia acquired as part of the MedAlliance clinic acquisition.

                 Operating costs increased by $9,833,600 or 68.7%, primarily due to operating costs associated with the 15 imaging centers acquired in the MedAlliance clinic acquisition, partially offset by the elimination of costs associated with the former Philadelphia Magnetic Imaging facility and the Company's continuing cost control efforts. Reflecting these items, operating costs as a percentage of net revenue increased to 74.4% in 1995 from 72.0% in 1994. The Company's provision for bad debts was $1,249,900, or 4.0% of net patient service revenue in the 1995 period as compared to $707,700, or 3.8%, in 1994. Provision for bad debts results from required write-offs of patient account receivable balances that management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results. General and administrative expenses increased $772,900, or 37.2%, primarily due to increased accounting and managerial staff associated with the Medalliance clinic acquisition. General and administrative expenses as a percentage of net revenue was 8.8% in 1995 as compared to 10.4% in 1994.





--------------------
        (1) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

                 Interest income decreased by $30,400, or 43.3%, due to lower cash balances. Interest expense increased by $925,600 or 289.3% due to higher amounts of debt outstanding resulting from the MedAlliance clinic acquisition. Minority interest in income of consolidated entities increased by $126,800, or 243.4%, primarily due to minority interests assumed in the MedAlliance center acquisition. The Company recorded a foreign currency translation loss of $257,300 in 1995 due to the conversion to United States dollars and subsequent transfer to the Company of certain sterling balances held by the Company's United Kingdom subsidiary. Income taxes increased by $167,100 or 18.2% reflecting both higher pretax income and an increase in the Company's effective tax rate for the 1995 period to 38.8% as compared to 36.9% in the 1994 period.

                 Net income from continuing operations increased $142,200, or 9.1% to $1,711,300 in the 1995 period from $1,569,100 in the 1994 period.
Primary and fully diluted earnings from continuing operations increased $0.01, or 7.1%, to $0.11 in the 1995 period as compared to $0.09 in the 1994 period. Earnings per share were calculated using 11,578,100 primary and 11,626,500 fully diluted weighted average common share equivalents as compared to 11,537,400 primary and 11,537,400 fully diluted weighted average common share equivalents in the prior year period.

                 During the quarter ended March 31, 1995 period, the Company elected to discontinue the operations of a subsidiary, Interactive Diagnostic Services, Inc. and the financial results of such subsidiary are treated as Discontinued Operations. For the quarter ended June 30, 1995, the loss from operations, net of income taxes, of the subsidiary decreased by $183,300 or 98.4% to $3,000 in the 1995 period as compared to $186,300 in the 1994 period. After giving effect to these losses from Discontinued Operations, the Company reported net income of $1,708,300 or $0.15 per share in the 1995 period, an increase of $325,500 or 23.5% as compared to $1,382,800 or $0.12 per share in the prior year period.

                 As noted above, during the quarter ended June 30, 1995, the Company acquired 15 imaging centers from MedAlliance, Inc. Net of interest costs, this transaction was additive to earnings during the period under review. Management expects the overall effect of such acquisition will continue to positively affect earnings. The extent of the earnings increase, if any, deriving from the MedAlliance center acquisition will ultimately depend on the Company's ability to reduce certain overhead associated with the acquired imaging centers, the Company's ability to obtain greater economies of scale, and the Company's ability to reduce the debt and corresponding interest expenses associated with the MedAlliance center acquisition. The diagnostic imaging business remains intensely competitive. The continued growth of private managed care plans places downward pressure on imaging reimbursements and has resulted in increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures such as the MRI and CT services which are the Company's principal sources of revenue. Additionally, while the Company's vertical integration results in generally lower operating costs as compared to its competitors, declining reimbursements adversely affect the Company's operating margins and profitability. Management believes, however, that the Company is relatively better positioned than many of its competitors who rely on physician self-referral to deal with threats to unit volumes deriving from increased scrutiny of inappropriate utilization, and from certain legislation at both the national and state levels which bar physician self-referral. Conversely, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans.

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

Comparison of the six months ending June 30, 1995, to the six months ending June 30, 1994

                 Net patient service revenue(2) increased $12,127,400, or 33.3%, primarily due to the Company's April 14, 1995 acquisition of 15 imaging centers from MedAlliance, Inc. ("the MedAlliance clinic acquisition"). This acquisition was effective for accounting and reporting purposes as of April 1, 1995. Net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue") decreased by $321,000 or 0.9%. The decrease in same center revenue was primarily due to an increase of 0.7% in same center MRI studies offset by a 1.4% decline in average reimbursement per MRI study and a decrease in revenue from the Company's radiation oncology center. The disposition of the Company's Philadelphia Magnetic Imaging facility as of December 31, 1994 reduced net patient services revenue by approximately $737,300.

                 Engineering revenue decreased $127,900, or 7.5% primarily due to decreases of $34,300, or 18.8%, in upgrade revenue and $93,600, or 6.1%, in service revenue.

                 Other revenue and income increased by $17,100 or 3.1% primarily due to capital gains recognized on the sale of an imaging center in





---------------------
        (2) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

Carrollton, Georgia acquired as part of the MedAlliance clinic acquisition offset by decreases in miscellaneous revenue items.

                 Operating costs increased by $8,809,000 or 30.5%, primarily due to operating costs associated with the 15 imaging centers acquired in the MedAlliance clinic acquisition, partially offset by the elimination of costs associated with the former Philadelphia Magnetic Imaging facility and the Company's continuing cost control efforts. Reflecting these items, operating costs as a percentage of net revenue decreased to 74.3% in 1995 from 74.6% in 1994. The Company's provision for bad debts was $2,022,600, or 4.2% of net patient service revenue in the 1995 period as compared to $1,362,700, or 4.7%, in 1994. General and administrative expenses increased $723,000, or 19.6%, primarily due to increased accounting and managerial staff associated with the Medalliance clinic acquisition. General and administrative expenses as a percentage of net revenue was 8.7% in 1995 as compared to 9.6% in 1994.

                 Interest income decreased by $49,400, or 41.0%, due to lower cash balances. Interest expense increased by $942,800 or 289.3% due to higher amounts of debt outstanding resulting from the MedAlliance clinic acquisition. Minority interest in income of consolidated entities increased by $138,200, or 166.5%, primarily due to minority interests assumed in the MedAlliance center acquisition. The Company recorded a foreign currency translation loss of $257,300 in 1995 due to the conversion to United States dollars and subsequent transfer to the Company of certain sterling balances held by the Company's United Kingdom subsidiary. Income taxes increased by $354,700 or 23.5% reflecting both higher pretax income and an increase in the Company's effective tax rate for the 1995 period to 38.7% as compared to 36.6% in the 1994 period.

                 Net income from continuing operations increased $339,600, or 13.0% to $2,954,800 in the 1995 period from $2,615,200 in the 1994 period.
Primary and fully diluted earnings from continuing operations increased $0.02, or 8.7%, to $0.25 in the 1995 period as compared to $0.23 in the 1994 period. Earnings per share were calculated using 11,610,600 primary and 11,649,800 fully diluted weighted average common share equivalents as compared to 11,539,400 primary and 11,539,400 fully diluted weighted average common share equivalents in the prior year period.

                 During the quarter ended March 31, 1995 period, the Company elected to discontinue the operations of a subsidiary, Interactive Diagnostic Services, Inc. and the financial results of such subsidiary are treated as Discontinued Operations. For the six months ended June 30, 1995, the loss from operations, net of income taxes, of the subsidiary increased by $65,500 or 18.6% to $418,00 in the 1995 period as compared to $352,500 in the 1994 period. In addition, in the 1995 period, the Company recorded a loss on disposal of the discontinued subsidiary of $744,000, net of income taxes. After giving effect to these losses from Discontinued Operations, the Company reported net income of $1,792,800 or $0.15 per share in the 1995 period, a decrease of $469,900 or 20.8% as compared to $2,262,700 or $0.12 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

                 Net cash provided by operating activities was $7,785,600 in the 1995 period, an increase of $5,194,800 or 49.9% from $5,194,800 in the prior year period. This increase is primarily due to higher depreciation and amortization charges (non-cash expenses) resulting from the MedAlliance acquisition. Net trade receivables increased by to $25,743,800 primarily due to receivables purchased as part of the MedAlliance center acquisition and an increase of $683,100 due to operating activities. As of June 30, 1995, the Company's average age of patient receivables outstanding was 73 days as compared to 81 days as of December 31, 1994 and 78 days as of June 30, 1994. While management believes that this age of receivables is within acceptable norms for outpatient health care providers, management will continue to seek to reduce such receivable aging and associated balances by implementing improved billing methodologies in 1995. Some of the increase in patient days outstanding is due to a change in the mix of the Company's patient referrals. Recently, the Company has seen an increase in "legal patients" which typically maintain open account balances until settlement of personal injury cases.
These legal patients account balances may be outstanding for more than 365 days and, while generally collectible, cause an increase in average patient receivable days outstanding.

                 The Company's total debt increased by $41,629,700 during the quarter ended June 30, 1995. This increase in debt represents debt assumed and new debt incurred as part of the MedAlliance center acquisition, net of repayments. Cash and cash equivalents increased by $107,100. Marketable securities remained unchanged. As of March 31, 1995, the Company had an investment carried at $11,254,400 in stated value of preferred stock of MedAlliance, Inc. ("MDAL"). As part of the MedAlliance center acquisition, the Company's entire investment in the MDAL preferred stock was assigned back to MDAL in partial consideration for the MedAlliance acquisition.

                 The Company has a credit facility with its principal banks. The facility provides for a $30,000,000 term loan due over 6 years and a $5,000,000 revolving line of credit. All borrowings under the facility are initially at Prime less 25 basis points (8.75% as of June 30, 1995), decreasing to Prime less 50 basis points under certain circumstances. As of June 30, 1995, the Company had net borrowings of $29,400,000 under the term loan portion of the facility and $0 under the line of credit. The facility is secured by substantially all of the assets of the Company and contains certain covenants which, under certain circumstances, could restrict the ability of the Company to declare dividends or purchase treasury stock. As of June 30, 1995, under the most restrictive covenant, the Company must maintain a tangible capital base, as defined in the facility3, of $40,000,000 plus 50% of net income from December 31, 1994. Accordingly, as of June 30, 1995, $279,500 of retained earnings was available for payment of dividends and purchase of treasury stock.





---------------------
        (3) The Facility defines tangible capital base as shareholders' equity plus subordinated debt less all intangible assets.

As of June 30, 1995, the Company was in compliance with all covenants as provided in the credit facility. Management believes that additional sources of credit are also available to the Company.

                 In addition to borrowings under the facility, as part of the MedAlliance center acquisition, the Company assumed capital lease obligations and debt of $24,756,100. In addition, pursuant to the terms of a certain "Earnout Agreement" entered into between the Company and MDAL, MDAL has claimed an amount due of $8,250,000 from the Company. The Company, based on information now available, has disputed this entire amount and has asserted its own claim of approximately $5,000,000 against MDAL. The Company's claim relates to certain liabilities not agreed to be assumed at closing. The Company and MDAL have submitted these claims to arbitration by an independent accounting firm. Under the terms of the Earnout Agreement, the Company can pay any obligation that might arise out of such arbitration proceeding in either cash or by delivery of a subordinated note bearing interest at 10% and maturing in one year. Management presently intends to pay this obligation, if any such obligation exists, by delivery of a note to MDAL.

                 Capital expenditures in the 1995 period were $2,060,300 as compared to $1,294,000 in 1994. Management expects capital expenditures to approximate $10,000,000 in 1995, including capital expenditures relating to the imaging clinics acquired from MDAL. The principal capital expenditures for 1995 will be purchase and construction of imaging equipment, and upgrades and enhancements for the Company's HI Standard and HI Star MRI systems. The Company also engages in research and development activities which are expensed as period costs when incurred. For 1995, such research and development costs were $146,000 as compared to $405,400 in 1994. These costs are reflected in operating costs on the Company's financial statements. Management expects that the costs of upgrades and the costs of research and development projects will increase in future periods.

                 Management considers current cash and liquidity together with cash flows from operating activities adequate to fund the Company's existing business operation, including the capital expenditure requirements discussed above.

                 At June 30, 1995, the Company had commitments of $1,858,600 on equipment contracts of which $125,000 had been paid.

                       PART II.         OTHER INFORMATION


ITEM 1.  Legal Proceedings.

         There have been no material developments in the legal proceedings described in the Company's Form 10-K for the fiscal year ended December 31, 1994.

ITEM 2.  Changes in Securities.

         None.

ITEM 3.  Defaults under Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         At the Company's Annual Meeting of Shareholders on June 2, 1995, a majority of the 11,590,234 shares outstanding on the record date of May 2, 1995, approved both proposals at issue. The specific proposals and vote totals are as follows:

                                 Proposal No. 1

         To elect the following seven (7) persons for one year terms of office as members of Health Images' Board of Directors:


           Name                                          FOR               AGAINST
Robert D. Carl, III                                   8,961,462            465,416

William E. Whitesell, Ph.D.                           9,330,913             95,965

Marc I. Raphaelson, M.D.                              9,295,893            130,985

W. A. Wilson                                          9,355,963             70,915

Robert L. Taylor                                      9,355,763             71,115

Stuart B. Strasner, Sr.                               9,355,263             71,615

Jack O. Greenberg, M.D.                               9,353,613             73,265

                                Proposal No. 2.

                 To ratify and approve the appointment by Health Images' Board of Directors of Joseph Decosimo and Company as Health Images' independent public accountants for the fiscal year ending December 31, 1995.


            FOR                     AGAINST                     ABSTAIN
         9,378,547                   17,150                      31,181


ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

                 Exhibit
                 Number
                 -------
                   4      --      Instruments defining rights of security
                                  holders are incorporated herein by reference to Exhibit 4(c) included in Registrant's
                                  Annual Reports on Form 10-K for fiscal year ended December 31, 1987; to Exhibit 10(b) to
                                  Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988; to
                                  Exhibit 1 to Registrant's Form 8-K filed June
                                  20, 1989 and to Exhibits 3(a) and 3(b) to
                                  Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

                  27      --      Financial Data Schedule (for SEC use only).

         b. Reports on Form 8-K -- The following reports on Form 8-K have been filed by Registrant during the quarter ended June 30, 1995:

                 (1) Form 8-K filed on April 28, 1995, for April 14, 1995, acquisition;

                 (2)      Amendment No. 1 to Form 8-K filed on June 30, 1995

                                 EXHIBIT INDEX


Exhibit                                                                                    Page
Number                                     Description                                    Number
-------                                    -----------                                    ------
  4              --       Instruments defining rights of security holders are
                          incorporated herein by reference to Exhibit 4(c)
                          included in Registrant's Annual Reports on Form 10-K
                          for fiscal year ended December 31, 1987; to Exhibit
                          10(b) to Registrant's Annual Report on Form 10-K for
                          fiscal year ended December 31, 1988; to Exhibit 1 to
                          Registrant's Form 8-K filed June 20, 1989 and to
                          Exhibits 3(a) and 3(b) to Registrant's Annual Report
                          on Form 10-K for fiscal year ended December 31, 1989.

  27             --       Financial Data Schedule (for SEC use only).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HEALTH IMAGES, INC.
                                 (REGISTRANT)


Date:  August 14, 1995                     By:/s/Robert D. Carl, III
     --------------------                     ----------------------
                                              Robert D. Carl, III
                                              Chairman, President and
                                              Chief Executive Officer



                                           By:/s/Ron L. Clark
                                              ----------------
                                              Ron L. Clark
                                              Treasurer and Controller
                                              (Principal Accounting
                                              Officer)