Form 10-Q
period 1995-09-30
HEALTH IMAGES INC
filed 1995-11-15
CIK 769689

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   __________

                                   FORM 10-Q

(MARK ONE)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1995
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------   ---------------------------

                       Commission file number   0-14746
                                              ------------

                             HEALTH IMAGES, INC.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Delaware                            58-1485618
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

8601 Dunwoody Place, Bldg. 200, Atlanta, Georgia                       30350
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       404/587-5084
                                                   -----------------------------

--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X      No
                                                -------     -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes              No
                             -----           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,387,559.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1995


                           ASSETS                                       SEPTEMBER 30,           DECEMBER 31,
                                                                            1995                    1994
                                                                        -------------           -------------
 CURRENT ASSETS

 Cash and Cash Equivalents                                              $   3,097,200           $   3,804,100

 Marketable Securities                                                         48,600                 264,500

 Investment in Nonmarketable Preferred Stock (At Cost)                            ---              11,254,400

 Trade Receivables (Less Allowance for Doubtful Accounts
 of $10,148,000 in 1995, and $5,435,000 in 1994)                           26,790,600              17,654,100

 Other Receivables                                                            831,000                 393,600

 Inventories                                                                  735,400                 599,100

 Deferred Income Taxes                                                      2,620,400               2,041,700

 Other                                                                      2,765,400               1,598,900

                                                                        -------------           -------------

           Total Current Assets                                            36,888,600              37,610,400

                                                                        -------------           -------------

 PROPERTY AND EQUIPMENT

 Total Property and Equipment                                             158,056,100             123,747,100
 Accumulated Depreciation                                                  58,748,200              50,075,300

                                                                        -------------           -------------

           Cost Less Accumulated Depreciation                              99,307,900              73,671,800

                                                                        -------------           -------------
 OTHER ASSETS

 Intangible Assets                                                         39,205,900              14,074,100

 Unclassified                                                                 826,400                 470,600

                                                                        -------------           -------------

           Total Other Assets                                              40,032,300              14,544,700

                                                                        -------------           -------------

 TOTAL ASSETS                                                           $ 176,228,800           $ 125,826,900

                                                                        =============           =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Current Portion of Long Term Debt                                      $  14,533,800           $   1,977,000

 Accounts Payable                                                           9,853,200               4,248,500

 Accrued Expenses                                                          10,673,700               5,281,300

 Unearned Revenue                                                             355,900                 228,800

                                                                        -------------           -------------

           Total Current Liabilities                                       35,416,600              11,735,600

                                                                        -------------           -------------

 LONG TERM DEBT                                                            44,880,000              23,071,200

                                                                        -------------           -------------

 DEFERRED INCOME TAXES                                                     11,477,600              10,910,300

                                                                        -------------           -------------

 OTHER LONG TERM LIABILITIES                                                  248,200                 220,600

                                                                        -------------           -------------

 MINORITY INTEREST                                                          2,169,000                 311,700

                                                                        -------------           -------------

 STOCKHOLDERS' EQUITY

 Common Stock - $.01 Par Value - 40,000,000 Shares
 Authorized - 13,343,559 Shares issued as of September 30, 1995,
              and 13,340,856 as of December 31, 1994                          133,400                 133,400

 Additional Paid-In Capital                                                77,473,600              77,314,400

 Retained Earnings                                                         19,581,900              16,537,200

 Accumulated Translation Adjustment                                          (362,800)               (755,700)
 Treasury Stock - 1,956,000 Shares at Cost as of September
 30, 1995, and 1,752,400 as of December 31, 1994                          (14,788,700)            (13,651,800)

                                                                        -------------           -------------

          Total Stockholders' Equity                                       82,037,400              79,577,500

                                                                        -------------           -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 176,228,800           $ 125,826,900

                                                                        =============           =============

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                               THREE MONTHS      THREE MONTHS      NINE MONTHS      NINE MONTHS
                                                  ENDED             ENDED             ENDED            ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                   1995              1994              1995            1994

                                             --------------    --------------     -------------    ------------
 REVENUE

    Net Patient Service Revenue                 $ 32,075,300       $ 18,288,200     $ 80,585,200    $ 54,670,700

    Engineering Revenue                              561,800            976,300        2,140,200       2,682,700

    Other Revenue & Income                           133,400            129,300          589,700         684,000

                                                ------------       ------------     ------------    ------------

 Total Net Revenue                                32,770,500         19,393,800       83,315,100      58,037,400

                                                ------------       ------------     ------------    ------------

 COSTS AND EXPENSES

    Operating Costs                               23,632,000         14,162,300       61,279,500      43,000,700

    Provision For Bad Debts                        1,310,000            752,400        3,332,600       2,115,100

    General and Administrative Expenses            3,266,600          1,790,800        7,565,400       5,482,200

                                                ------------       ------------     ------------    ------------

 Total Operating Expenses                         28,208,600         16,705,500       72,177,500      50,598,000

                                                ------------       ------------     ------------    ------------

 Operating Income                                  4,561,900          2,688,300       11,137,600       7,439,400

    Interest Income                                   30,200             80,200          101,400         200,600

    Interest Expense                              (1,123,600)          (284,700)      (2,731,200)       (949,500)

                                                ------------       ------------     ------------    ------------

 INCOME BEFORE MINORITY INTEREST AND
 PROVISION FOR INCOME TAXES                        3,468,500          2,483,800        8,507,800       6,690,500


 Minority Interest in Income of
 Consolidated Entities                               272,400             49,600          493,700         132,700

                                                ------------       ------------     ------------    ------------

 INCOME BEFORE PROVISION FOR INCOME
   TAXES                                           3,196,100          2,434,200        8,014,100       6,557,800

    Provision for Income Taxes                     1,249,600            988,500        3,112,900       2,496,900

                                                ------------       ------------     ------------    ------------

 NET INCOME FROM CONTINUING OPERATIONS          $  1,946,500       $  1,445,700     $  4,901,200    $  4,060,900

                                                ============       ============     ============    ============

 EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

    Primary
       Net Income from Continuing
             Operations                           $     0.17         $     0.12       $     0.42      $     0.35

    Fully Diluted
       Net Income from Continuing
             Operations                           $     0.17         $     0.12       $     0.42      $     0.35

 DISCONTINUED OPERATIONS

    Loss from Operations of Discontinued
             Subsidiary (Net of Income Taxes)          1,100            853,800          419,100       1,206,200

    Loss on Disposal of Discontinued

             Subsidiary (Net of Income Taxes)            ---                ---          744,000             ---

                                                  ----------         ----------       ----------      ----------

 NET INCOME                                       $1,945,400         $  591,900       $3,738,100      $2,854,700

                                                  ==========         ==========       ==========      ==========
 EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE

    Primary
       Net Income                                 $     0.17         $     0.05       $     0.32      $     0.24

    Fully Diluted
       Net Income                                 $     0.17         $     0.05       $     0.32      $     0.24

 WEIGHTED AVERAGE COMMON SHARE AND COMMON
 SHARE EQUIVALENTS

    Primary                                       11,540,900         11,953,800       11,587,100      11,679,900

    Fully Diluted                                 11,579,800         12,017,100       11,657,300      11,769,400

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                                          THREE MONTHS     THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                             ENDED            ENDED           ENDED            ENDED
                                                          SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                              1995            1994             1995             1994
                                                          -------------    -------------   -------------    -------------
 CASH FLOW FROM OPERATING ACTIVITIES

 Net Income                                                 $1,945,300       $  591,900       $3,738,100      $2,854,700

 Adjustments to Reconcile Net Income to Net Cash

           Depreciation                                      3,319,000        2,556,400        9,423,400       7,691,600

           Amortization                                      1,422,000          516,300        3,443,000       1,485,300

           Provision for Bad Debts                           1,310,000          752,400        3,332,600       2,115,100

           Minority Interest                                   272,500           49,700          493,700         132,700

           Deferred Income Taxes                              (118,700)         365,500          (11,300)      1,034,200

           Increase in Receivables                          (2,494,000)      (1,134,100)      (4,698,900)     (3,566,500)

           Decrease (Increase) in Inventories                 (202,000)          38,500         (136,300)         79,700

           Increase (Decrease) in Accounts Payable
             and Accrued Expenses                            3,507,300          626,900        5,742,800       1,042,000

           Equity in Loss of Affiliate                             ---           12,300              ---         364,800

           Currency Exchange Loss                                  ---              ---          257,300             ---

           Gain on Sale of Property and Equipment                  ---              ---         (329,600)            ---

           Asset Impairment                                        ---          550,000              ---         550,000

           Other - Net                                        (169,800)          51,400         (296,500)        (42,900)

                                                            ----------       ----------      -----------      ----------

 Net Cash Provided by Operating Activities                   8,791,600        4,977,200       20,958,300      13,740,700

                                                            ----------       ----------      -----------      ----------

 CASH FLOW FROM INVESTING ACTIVITIES

           Cash Used to Acquire Investments                        ---              ---          (56,700)            ---

           Proceeds from Investments                               ---              ---          281,000             ---

           Capital Expenditures                             (3,486,100)      (1,871,800)      (7,669,600)     (4,394,300)

           Acquisitions                                            ---         (372,500)     (22,752,600)       (372,500)

           Proceeds from Sale of Assets                        261,800              ---        1,251,000             ---

           Payments for Intangibles                           (141,500)        (591,700)      (1,449,900)       (820,300)

           Other - Net                                             100              ---           (8,400)            ---

                                                            ----------       ----------      -----------      ----------

 Net Cash Used by Investing Activities                      (3,365,700)      (2,836,000)     (30,405,200)     (5,587,100)

                                                            ----------       ----------      -----------      ----------

 CASH FLOW FROM FINANCING ACTIVITIES


           Proceeds from Issuing Notes Payable                    ---              ---       30,000,000             ---

           Cash Used to Retire Debt                        (3,912,700)        (676,100)     (19,472,100)     (4,606,400)

           Cash Distibutions to Minority Investors in
             Limited Partnerships                             (50,200)         (80,800)        (145,200)       (208,400)

           Proceeds from Exercise of Stock Options              5,400          104,800           14,200         104,800

           Cash Used to Pay Dividends                        (229,800)             ---         (693,400)       (345,200)

           Cash Used to Purchase Treasury Shares             (648,900)             ---       (1,136,900)            ---

           Other-Net                                          145,000              ---          145,000

                                                           ----------       ----------      -----------      ----------

 Net Cash (Used) Provided by Financing Activities          (4,691,200)        (652,100)       8,711,600      (5,055,200)

                                                           ----------       ----------      -----------      ----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (13,000)          58,700           28,400         195,400

                                                           ----------       ----------      -----------      ----------

 INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                721,700        1,547,800         (706,900)      3,293,800

 CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                                      2,375,500        6,449,200        3,804,100       4,703,200

                                                           ----------       ----------      -----------      ----------

 CASH AND CASH EQUIVALENTS -
   END OF PERIOD                                           $3,097,200       $7,997,000      $ 3,097,200      $7,997,000

                                                           ==========       ==========      ===========      ==========


 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES

    Assumption of Liabilities in Conjunction                      ---              ---      $31,546,900             ---
      with Acquisition

    Redemption of Preferred Stock in Conjunction                  ---              ---      $11,569,300             ---
      with Acquisition

    Common Stock Issued in Conjunction                            ---       $2,939,000              ---      $2,939,000
     with Acquisition

    Cancellation of Note Receivable in Conjunction                ---       $1,010,000              ---      $1,010,000
     with Acquisition

PART I MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the quarter ending September 30, 1995, to the quarter ending September 30, 1994

         Net patient service revenue(1) increased $13,787,100, or 75.4%, primarily due to an increase in net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue") of $685,200, or 4.0%, and the Company's acquisition of 15 imaging centers from MedAlliance, Inc. ("the MedAlliance clinic acquisition"). The disposition of the Company's Philadelphia Magnetic Imaging facility as of December 31, 1994, and Central Pennsylvania Magnetic Imaging facility as of July 31, 1995, reduced net patient service revenue by approximately $722,100. Health Images signed a management agreement with the purchasers of Central Pennsylvania Magnetic Imaging under which the Company provides management services under a fee arrangement based upon collections of the facility. These revenues are included in miscellaneous income on the Company's financial statements and are contractually limited to a maximum of $750,000 per year.

         Engineering revenue decreased $414,500, or 42.5%, due to decreases of $259,100 in service revenue and $155,400 in upgrade revenue. Other revenue and income increased $4,100, or 3.2%.

         Operating costs increased by $9,469,700, or 66.9%, primarily due to expenses associated with the 15 imaging centers acquired from MedAlliance, partly offset by the elimination of costs associated with the former Philadelphia Magnetic Imaging and Central Pennsylvania Magnetic Imaging facilities and the Company's continued cost control efforts. Operating costs as a percentage of net revenue decreased to 72.1% from 73.0% primarily due to the improvement in same center performance and increased operating efficiency at the clinics acquired in the MedAlliance transaction. The Company's provision for bad debts was $1,310,000 or 4.1% of net patient services revenue in the 1995 period as compared to $752,400, or 4.1%, in 1994. Provision for bad debts results from required write-offs of accounts receivable balances that management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results. General and Administrative expenses increased $1,475,800, or 82.4%, primarily due to goodwill amortization of approximately $325,000 related to the MedAlliance acquisition, and additional expenses related to the Company's increased volume of





____________________

     (1) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

business. General and Administrative expenses as a percentage of net revenue was 10.0% in the 1995 period as compared to 9.2% in 1994.

         Interest income decreased by $50,000, or 62.3%, due to lower cash balances. Interest expense increased by $838,900, or 294.7%, due to higher amounts of debt outstanding resulting from the MedAlliance clinic acquisition. Minority interest in income of consolidated entities increased by $222,800, or 449.2%, primarily due to minority interests assumed in the MedAlliance center acquisition. Income taxes increased by $261,100, or 26.4%, primarily due to higher pretax income.

         Net income from continuing operations increased $500,800, or 34.6%, to $1,946,500 in the 1995 period from $1,445,700 in 1994. Primary and fully diluted earnings from continuing operations increased $.05 per share, or 41.7%, to $0.17 in the 1995 period as compared to $0.12 in 1994. Earnings per share were calculated using 11,540,900 primary and 11,579,800 fully diluted weighted average common share equivalents for the 1995 period as compared to 11,953,800 primary and 12,017,100 fully diluted weighted average common share equivalents in the prior year period.

         During the quarter ended March 31, 1995, the Company elected to discontinue the operations of a subsidiary, Interactive Diagnostic Services, Inc., and the financial results of such subsidiary are treated as Discontinued Operations. For the quarter ended September 30, 1995, the loss from operations, net of income taxes, of the subsidiary decreased by $852,700, or 99.9%, to $1,100 in the 1995 period as compared to $853,800 in the 1994 period. After giving effect to these losses from Discontinued Operations, the Company reported net income of $1,945,400 or $0.17 per share in the 1995 period, an increase of $1,353,500, or 228.7%, as compared to $591,900 or $0.05 per share in the prior year period.

         The Company acquired 15 imaging centers from MedAlliance, Inc. as of April 1, 1995. Net of interest costs, this transaction was additive to earnings during the period under review. Management expects the overall effect of the acquisition will be positive to earnings. The extent of the earnings increase, if any, deriving from the MedAlliance center acquisition will ultimately depend on the Company's ability to reduce certain overhead associated with the acquired imaging centers, the Company's ability to obtain greater economies of scale, and the Company's ability to reduce the debt and corresponding interest expenses associated with the MedAlliance center acquisition. During the quarter ending September 30, 1995, the Company generated such economies of scale and successfully implemented cost control measures, increasing the Company's profitability. In addition, the Company repaid $3,912,700 of debt associated with the MedAlliance center acquisition. These initial successes indicate that the basic strategy of the acquisition is working. Long term, however, the diagnostic imaging business remains intensely competitive. The continued growth of private managed care plans places downward pressure on imaging reimbursements and has resulted in increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures such as the MRI and CT services which are the Company's principal sources of revenue. Additionally, while the Company's vertical integration results in generally lower operating costs as compared to its competitors, declining reimbursements adversely affect the Company's operating margins and profitability. Management believes, however, that the Company is relatively better positioned than many of its competitors who rely on physician self-referral to deal with threats to unit volumes deriving from increased scrutiny of inappropriate utilization, and from certain legislation at both the national and state levels which bars physician self-referral. Conversely, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans.

INFLATION

         The impact of inflation and changing prices on the Company has, to date, been primarily limited to salary increases and has not been material to the Company's operation. In the event of increased inflation, management believes that the Company may not be able to raise the prices for its goods and services by an amount sufficient to offset cost inflation.

         Growing health care costs are a national concern. Management believes that this concern will most likely lead to reduced reimbursements for the Company's health care services even in an otherwise inflationary environment. The Company has historically responded to this threat to its margins by lowering its capital costs and by increasing the volume of its business.

Comparison of the nine months ending September 30, 1995, to the nine months ending September 30, 1994

         Net patient service revenue(2) increased $25,914,500, or 47.4%, primarily due to the Company's acquisition of 15 imaging centers from MedAlliance, Inc. Net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue") increased by $365,700, or 0.7%. The increase in same center revenue was primarily due to an increase of 1.5% in same center MRI studies offset by a .9% decline in average reimbursement per MRI study and a decrease in revenue from the Company's radiation oncology center. The disposition of the Company's Philadelphia Magnetic Imaging facility as of December 31, 1994, and Central Pennsylvania Magnetic Imaging facility as of July 31, 1995, reduced net patient service revenue by approximately $1,459,400.





____________________

     (2) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

         Engineering revenue decreased $542,500, or 20.2%, due to decreases of $352,800, or 15.2%, in service revenue and $189,700, or 52.3%, in upgrade revenue.

         Other revenue and income decreased by $94,300, or 13.8%, primarily due to a foreign currency translation loss of $257,300 and a reduction in other miscellaneous items, partially offset by a capital gain recognized on the sale of an imaging center in Carrollton, Georgia, acquired as part of the MedAlliance clinic acquisition.

         Operating costs increased by $18,278,800, or 42.5%, primarily due to expenses associated with the 15 imaging centers acquired in the MedAlliance clinic acquisition, partially offset by the elimination of costs associated with the former Philadelphia Magnetic Imaging and Central Pennsylvania Magnetic Imaging facilities and the Company's continuing cost control efforts. Reflecting these items, operating costs as a percentage of net revenue decreased to 73.6% in 1995 from 74.1% in 1994. The Company's provision for bad debts was $3,332,600, or 4.1%, of net patient service revenue in the 1995 period as compared to $2,115,100, or 3.9%, in 1994. General and administrative expenses increased $2,083,200, or 38.0%, primarily due to goodwill amortization of approximately $650,000 related to the MedAlliance acquisition, and increased expenses related to the Company's increased volume of business. General and administrative expenses as a percentage of net revenue was 9.1% in 1995 as compared to 9.4% in 1994.

         Interest income decreased by $99,200, or 49.5%, due to lower cash balances. Interest expense increased by $1,781,700, or 187.6%, due to higher amounts of debt outstanding resulting from the MedAlliance clinic acquisition. Minority interest in income of consolidated entities increased by $361,000, or 272.0%, primarily due to minority interests assumed in the MedAlliance center acquisition. Income taxes increased by $616,000, or 24.7%, due primarily to higher pretax income. The tax rate for the 1995 period was 38.8%, and management expects the tax rate for the remainder of 1995 to be comparable.

         Net income from continuing operations increased $840,300, or 20.7%, to $4,901,200 in the 1995 period from $4,060,900 in 1994. Primary and fully diluted earnings from continuing operations increased $0.07, or 20.0%, to $0.42 in the 1995 period as compared to $0.35 in 1994. Earnings per share were calculated using 11,587,100 primary and 11,657,300 fully diluted weighted average common share equivalents in the 1995 period as compared to 11,679,900 primary and 11,769,400 fully diluted weighted average common share equivalents in the prior year period.

For the nine months ended September 30, 1995, the loss from Discontinued Operations, net of income taxes, decreased by $787,100, or 65.3%, to $419,100 in the 1995 period as compared to $1,206,200 in the 1994 period. In addition, in the 1995 period, the Company recorded a loss on disposal of the discontinued subsidiary of $744,000, net of income taxes. After giving effect to these losses from Discontinued Operations, the Company reported net income of $3,738,100 or $0.32 per share in the 1995 period, an increase of $883,400, or 30.9%, as compared to $2,854,700 or $0.24 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $20,958,300 for the nine months ending September 30, 1995, an increase of $7,217,600, or 52.5%, from $13,740,700 in the prior year period. This increase is primarily due to an increase in net income, and higher depreciation and amortization charges (non-cash expenses) resulting from the MedAlliance acquisition. Net trade receivables increased by $9,136,500 to $26,790,600 primarily due to receivables purchased as part of the MedAlliance center acquisition and an increase of $1,366,300 due to operating activities. As of September 30, 1995, the Company's average age of patient receivables outstanding was 77 days as compared to 81 days as of December 31, 1994, and 81 days as of September 30, 1994. While management believes that this age of receivables is within acceptable norms for outpatient health care providers, management will continue to seek to reduce such receivable aging and associated balances by implementing improved billing methodologies in 1995. Some of the increase in patient days outstanding is due to a change in the mix of the Company's patient referrals. Recently, the Company has seen an increase in "legal patients" which typically maintain open account balances until settlement of personal injury cases.
These legal patient account balances may be outstanding for more than 365 days and, while generally collectible, cause an increase in average patient receivable days outstanding.

         The Company reduced outstanding debt by $3,912,700 during the three months ending September 30, 1995, to $59,413,800. Cash and cash equivalents increased by $721,700 for the three months ending September 30, 1995, to $3,097,200. As of March 31, 1995, the Company had an investment carried at $11,254,400 in stated value of preferred stock of MedAlliance, Inc. As part of the MedAlliance center acquisition, the Company's entire investment in the preferred stock was assigned back to MedAlliance in partial consideration for the acquisition.

         The Company has a credit facility with its principal banks. The facility provides for a $30,000,000 term loan due over 6 years and a $5,000,000 revolving line of credit. All borrowings under the facility are initially at Prime less 25 basis points (8.50% as of September 30, 1995), decreasing to Prime less 50 basis points under certain circumstances. As of September 30, 1995, the Company had net borrowings of $27,888,200 under the term loan portion of the facility and $0 under the line of credit. The facility is secured by substantially all of the assets of the Company and contains certain covenants which, under certain circumstances, could restrict the ability of the Company to declare dividends or purchase treasury stock. Under the most restrictive covenant, the Company must maintain a tangible capital base, as defined in the facility(3), of $40,000,000 plus 50% of net income from December 31, 1994. Accordingly, as of September 30, 1995, $962,500 of retained earnings was available for payment of dividends and purchase of treasury stock. As of September 30, 1995, the Company was in compliance with all covenants as provided in the credit facility. The facility also requires that annual capital expenditures in excess of $10,000,000 be approved by the banks.
Capital expenditures for 1995 may exceed this limit, and initial communications between the Company and its banks indicate these additional capital expenditures will be approved. Management believes that additional sources of credit are also available to the Company.

         In addition to borrowings under the facility, as part of the MedAlliance center acquisition, the Company assumed capital lease obligations and debt of $24,756,100. In addition, pursuant to the terms of a certain "Earnout Agreement" entered into between the Company and MedAlliance, MedAlliance has claimed an amount due of $8,250,000 from the Company. The Company, based on information now available, has disputed this entire amount and has asserted its own claim of approximately $5,000,000 against MedAlliance, Inc. The Company's claim relates to certain liabilities not agreed to be assumed at closing. The Company and MedAlliance have submitted these claims to arbitration by the independent accounting firm of Arthur Andersen & Co. The Company expects that Arthur Andersen will deliver a decision by the end of November 1995. Under the terms of the Earnout Agreement, the Company can pay any obligation that might arise out of such arbitration proceeding in either cash or the delivery of a subordinated note bearing interest at 10% and maturing in one year. Management presently intends to pay this obligation, if any such obligation exists, by delivery of a note to MedAlliance.

           Capital expenditures for the nine months ending September 30, 1995, were $7,669,600 as compared to $4,394,300 in 1994. Management expects capital expenditures to approximate $11,500,000 in 1995, including capital expenditures relating to the imaging centers acquired from MedAlliance. The principal capital expenditures for the remainder of 1995 will be purchases and construction of imaging equipment, upgrades, and enhancements for the Company's HI Standard(R) and HI STAR(TM) MRI systems, and the expansion and upgrading of certain of the Company's existing imaging facilities. The Company also engages in research and development activities which are expensed as period costs when incurred. For the nine months ending September 30, 1995, such research and development costs were $146,000 as compared to $649,100 in 1994. These costs are reflected in the operating costs on the Company's financial statements.
The decrease in the amount of research and development expense is due to the maturation of the Company's HI STAR program, resulting in a transfer of efforts to premanufacturing and assembly activities. Management believes that research and development costs





__________________________________

     (3) The facility defines tangible capital base as shareholders' equity plus subordinated debt less all intangible assets.

could increase in future periods as additional upgrades and enhancements are developed.

         Management considers current cash and liquidity together with cash flows from operating activities adequate to fund the Company's existing business operation, including the capital expenditures listed above.

         At September 30, 1995, the Company had commitments of $3,336,900 on equipment and construction contracts of which $3,097,800 had been paid.

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

         None.

ITEM 5.  Other Information.

         None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         a. Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

                 Exhibit
                 Number

                    4     --      Instruments defining rights of security
                                  holders are incorporated herein by reference to Exhibit 4(c) included in Registrant's
                                  Annual Reports on Form 10-K for fiscal year ended December 31, 1987; to Exhibit 10(b) to
                                  Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988; to
                                  Exhibit 1 to Registrant's Form 8-K filed June
                                  20, 1989 and to Exhibits 3(a) and 3(b) to
                                  Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

                   27     --      Financial Data Schedule (for SEC use only.)


         b. Reports on Form 8-K -- The following reports on Form 8-K have been filed by Registrant during the quarter ended September 30, 1995:

                 None.

                                 EXHIBIT INDEX


Exhibit                                                                  Page
Number                              Description                         Number

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


                              HEALTH IMAGES, INC.
                                  (REGISTRANT)


Date:  November 14, 1995                       By:/s/Robert D. Carl, III
     -----------------------                      ----------------------
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