Form 10-K
period 1995-12-31
HEALTH IMAGES INC
filed 1996-04-01
CIK 769689

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              -----------------
                                  FORM 10-K

(Mark One)
[X]                   Annual Report Pursuant to Section 13 or
       15(d) of the Securities and Exchange Act of 1934 (Fee Required)

                                       OR

[ ]              Transition Report Pursuant to Section 13 or
              15(d) of Securities Act of 1934 (No Fee Required)

For the fiscal year ended December 31, 1995          Commission File No. 1-11654

                              -----------------

                              HEALTH IMAGES, INC.


             (Exact name of registrant as specified in its charter)

                 Delaware                                 58-1485618
         (State of Incorporation)           (I.R.S. Employer Identification No.)

            8601 Dunwoody Place                              30350
               Building 200                                (Zip Code)
             Atlanta, Georgia
(Address of principal executive offices)

       Registrant's Telephone Number, including area code: (770) 587-5084

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                          Common Stock, $.01 par value
                                (Title of Class)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No    .
                                               ---      ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         As of March 26, 1996, 11,428,257 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock (based upon the NYSE closing price of these shares of $7.375 on that date) held by non-affiliates was $79,895,381. For purposes of this paragraph, affiliates includes the Executive Officers and Directors of the Company and 10% shareholders.

                      Documents Incorporated by Reference:

         Health Images, Inc., Proxy Statement in connection with its Annual Meeting of Shareholders on May 31, 1996

================================================================================

                                     PART I


ITEM 1.          BUSINESS

GENERAL

                 Health Images, Inc. (the "Company") is a radiology management company which establishes and operates 52 freestanding diagnostic imaging centers ("Imaging Centers"). Management believes the Company is the largest operator of freestanding magnetic resonance imaging ("MRI") centers in the United States. The Company began its imaging center business in 1984 and recently began its second decade in the business of providing radiology services.

                 Traditionally the Company's emphasis has been to provide MRI services exclusively. In recent years the Company has begun adding other imaging modalities in certain of its centers. The Company believes its expertise in radiology services and the economies of scale in the imaging business aid it in its expansion into other imaging modalities in its current markets. The Company evaluates each of its centers separately to determine whether to add other imaging modalities. In certain markets, the Company is beginning to experience a preference by certain third party payors for multi-modality diagnostic imaging centers. The Company is responding to these preferences in those markets where they are apparent.

                 Effective March 31, 1995, the Company acquired fifteen (15) multi-modality diagnostic imaging centers from MedAlliance, Inc. These centers are located in Aurora, Colorado (2 centers) (a suburb of Denver); Denver, Colorado; Baton Rouge, Louisiana (2 centers); Beaumont, Texas; Birmingham, Alabama (2 centers); Carrollton, Georgia; Chattanooga, Tennessee; Greenville, South Carolina; Huntsville, Alabama; Knoxville, Tennessee; Nashville, Tennessee; and Port Arthur, Texas. The Company sold the Carrollton center effective June 6, 1995, and the Chattanooga center effective November 1, 1995. The Company retained its interest in an MRI joint venture in Chattanooga. The Company also consolidated its two centers in Birmingham into one center in September, 1995.

                 The MedAlliance acquisition of multi-modality centers complements the Company's addition of imaging modalities other than MRI at certain of its existing centers. Seventeen (17) of the Company's Imaging Centers offer computerized tomography ("CT"), in addition to MRI, seventeen
(17) of the Company's Imaging Centers offer x-ray services, fifteen (15) Imaging Centers offer ultrasound ("US") services, and twelve (12) Imaging Centers offer mammography ("MM").

         In 1996, Health Images of Jacksonville will expand into a multi-modality center offering CT, X-ray, MM, US, nuclear medicine and fluoroscopy services. Shamrock Imaging will add a second MRI system (1.5 Tesla) in 1996 as well as fluoroscopy and nuclear medicine. In addition, Shamrock Imaging will be the first center to expand into the area of pain management services. Health Images of Arlington will add a fixed site MRI System (instead of a mobile) and nuclear medicine in 1996.

                 MRI uses magnetic fields and radio waves to produce diagnostic images of cross-sectional anatomy. Although other imaging modalities may be more cost efficient for certain purposes, MRI studies are generally better defined and more precise than those produced by other imaging modalities. The Company believes that MRI is the imaging modality of choice for diagnosing most central nervous system disorders and that physicians are increasingly requesting MRI for non-neurological applications. Licensed physicians provide diagnostic readings of the imaging scans pursuant to contractual arrangements with the Company.

                 As an outgrowth of its MRI business, the Company established an Engineering Services Division in September, 1986, to provide maintenance to MRI systems at certain of the Company's Imaging Centers as well as to provide MRI system maintenance to other operators. In 1988, the Engineering Services Division began to assemble the HI Standard(R) MRI system for use in the Company's Imaging Centers. The HI Standard MRI system is a mid-field .6 Tesla system which has received FDA approval. It is a derivative of systems manufactured by Technicare Corporation, a subsidiary of Johnson & Johnson, and is produced under licenses from Johnson & Johnson and the British Technology Group. See "Business -- Engineering Services Division." In late 1991, the Engineering Services Division also began servicing the Company's Diasonics MRI Systems, which are located at seven (7) of the Company's Imaging Centers. In 1995, this Division began servicing the magnets on seven (7) GE MRI systems acquired from MedAlliance. The Engineering Services Division also services the Company's Picker CT Systems.

                 The Engineering Services Division reduces the Company's effective cost of equipment and maintenance by repairing, refurbishing and rebuilding certain of the Company's MRI systems and other imaging equipment and by assembling the HI Standard MRI system for use in the Company's Imaging Centers. Because the Company's MRI system costs the Company less than MRI systems purchased from other manufacturers, the operating break even point (before allocation of corporate overhead) is approximately 40% lower at the Imaging Centers that use the HI Standard MRI system. All of the Imaging Centers developed by the Company and opened since the beginning of 1989 use the HI Standard MRI system. The Engineering Services Division also sells MRI system upgrades such as surface coils to third parties, and is engaged in research and development relating to enhancing and upgrading MRI systems.

                 In June 1993, the Board of Directors authorized a major technology program to develop a new state-of- the-art MRI system. This system, the HI STAR(TM) will replace the HI Standard MRI system. The Company received 510(k) approval of the HI STAR MRI System in September 1995, and commenced beta testing of the HI STAR in summer 1995. The Company has begun manufacturing the HI STAR MRI System and plans to install the first system by summer 1996.

                 The Company was incorporated in 1982 as a Florida corporation providing cardiovascular perfusion services to hospitals. In February 1984, management expanded the business activities of the Company to establish the Atlanta Imaging Center in north Atlanta, Georgia. Effective March 31, 1985, the Company discontinued its cardiovascular perfusion business. On June 29, 1989, the Company changed its state of incorporation from Florida to Delaware.

DEVELOPMENT AND ACQUISITION OF IMAGING CENTERS

                 The Company currently has one Imaging Center under development. It is located in York, England and is scheduled to open in mid-1996. It will be the Company's fifth center in the United Kingdom.

                 The Company regularly reviews acquisition opportunities on an individual basis. The Company plans to acquire an individual imaging center or group of centers in geographic areas in which it currently operates or a company in the diagnostic imaging business if management feels that the purchase price is attractive. The Company believes its size provides economies of scale that enhance any such prospective combination. The Company may also develop new Imaging Centers in the future in areas where the HI STAR MRI System and the Company's in-house construction capabilities allow the Company to establish a cost-effective center in an area which is currently underserved by MRI.

                 The Company currently views the expansion of certain of its existing centers into additional diagnostic imaging modalities as being the most immediate source for growth opportunities. The Company reviews each center on an individual basis to determine whether to add a modality. In certain markets, this decision is driven by managed care payors seeking multi-modality imaging centers to supply the radiology needs of their beneficiaries.

OPERATION OF IMAGING CENTERS

                 Each Imaging Center is staffed by administrative and technical personnel. In addition, a physician or a physician group provides professional services and interprets studies for each Imaging Center under a contract with the Company. Such physicians are independent contractors and are not employees of the Company or the affiliated partnerships; however, in certain isolated instan-ces, some of these physicians have investment interests in the Company or in a particular affiliated partnership or both.

                 The Imaging Centers are open at such hours as are appropriate for the local medical community. Most are open from 7:30 a.m. to 9:00 p.m. each weekday, and approximately one-third of the Imaging Centers routinely maintain hours on Saturdays. Others will open on Saturdays as needed.

                 The diagnostic modalities at each Imaging Center are maintained by either the Company's Engineering Services Division or under an agreement with the manufacturer. The Company's Engineering Services Division services all of the Imaging Centers which utilize either the HI Standard or Diasonics MRI Systems. The Company and its affiliated partnerships purchase upgrades for the MRI systems and other diagnostic modalities from time to time as needed from either the Company's Engineering Services Division or from the manufacturer of the modality.

                 Each Imaging Center generally charges patients a fee for providing diagnostic studies on a per procedure or per study basis. The physician or physician group that provides diagnostic readings of the studies generally receives a contractually specified percentage of such fee when and if collected by the Company or the limited partnership. At certain Imaging Centers, the entity which provides the diagnostic readings bills the patient or third- party payor directly for such services.

                 Pricing of medical services, including MRI scans, varies by region and locality. The Imaging Centers maintain a competitive billing strategy based upon evaluation of available pricing data with respect to each location. Each Imaging Center adopts standard pricing procedures which may be modified under certain circumstances. The current undiscounted average list patient charge per non-contrast MRI study for the Imaging Centers, including physician interpretation fees, is approximately $834.00. In most cases, however, charges are discounted and the average realizable charge per MRI is substantially less than list. Each Imaging Center maintains sufficient price flexibility to enable it to compete with other diagnostic imaging services provided in the local community.

ENGINEERING SERVICES DIVISION

                 In 1986, in response to the decision of Johnson & Johnson to discontinue the MRI system manufacturing business of its wholly-owned subsidiary, Technicare Corporation ("Technicare"), the Company's management decided to establish an Engineering Services Division to service Technicare MRI systems owned by the Company. The Company hired a number of MRI field service technicians experienced in servicing Technicare CT and MRI systems and purchased parts inventories in order to conduct its own engineering and service functions.

                 After determining that a market to service Technicare equipment operated by others existed, the Company expanded the Engineering Services Division to service such MRI systems. As of March 15, 1995, the Engineering Services Division provided service for thirty-five (35) MRI systems operated by parties other than the Company or any of its affiliated partnerships.

                 The Engineering Services Division reduces the Company's effective cost of equipment and maintenance by repairing, refurbishing and rebuilding certain of the Company's MRI systems. As a result of expertise acquired in repairing and improving these Company MRI systems and pursuant to the licenses described below, the Company, through its Engineering Services Division, began in August 1988 to assemble the HI Standard MRI system for use in the Company's Imaging Centers.

                 To enable the Company to manufacture MRI systems arising from the Technicare technology, the Company entered into a Master Patent License Agreement (the "Patent Agreement") with The National Research Development Corporation, an English corporation d/b/a British Technology Group ("BTG") as of October 1, 1987, and a license agreement (the "J&J Agreement") with Johnson & Johnson as of April 1, 1988. Pursuant to the Patent Agreement, the Company obtained non-exclusive perpetual licenses under certain patents and patent applications of which BTG is the proprietor. The licenses allow the Company to develop, manufacture and market MRI systems and upgrade packages for MRI systems in the United States. The Patent Agreement was amended as of January 1, 1989 to allow the Company to develop, manufacture and market MRI systems and upgrade packages for MRI systems worldwide. Under the J&J Agreement, the Company obtained non-exclusive perpetual licenses to create, copy, use, license and sell certain Johnson & Johnson MRI software, hardware and derivative works relating to the Teslacon II MRI system anywhere in the world. Johnson & Johnson is the assignee of its wholly-owned subsidiary, Technicare.

                 The thirty-one (31) Imaging Centers opened since the beginning of 1989 use the HI Standard MRI system. Because the Company's MRI system costs the Company less than MRI systems purchased from other manufacturers, the operating break even point (before allocation of corporate overhead) is approximately 40% lower at the Imaging Centers which use the HI Standard MRI system. The Company contemplates a comparable break even difference between those imaging centers using the HI STAR MRI System and MRI Systems manufactured by third parties.

                 In June 1993, the Board of Directors approved a major technology program to develop a state-of-the-art MRI system. This system, the HI STAR, will replace the Company's HI Standard MRI systems. The HI STAR MRI system is not based on Technicare technology. The HI STAR will allow the Company to retain its edge of having a more cost-effective MRI system than its competitors.

In September 1995 the federal Food and Drug Administration issued the 510(k) approval of the HI STAR MRI system. The Company has commenced clinical beta testing of the HI STAR MRI system and plans to begin manufacturing and installing the HI STAR MRI system in certain centers in 1996.

IMAGING CENTERS

                 The following table sets forth certain information concerning the Imaging Centers owned and operated by the Company as of March 15, 1996. The table also set forth the Imaging Centers which provide diagnostic modalities other than MRI.

                 The five (5) Imaging Centers that are not 100% owned by the Company are owned by limited partnerships in which the Company is sole general partner, except Lancaster and Health Images of Philadelphia where it is a co-general partner. The Company has offered to buy out the remaining interests, in each of these limited partnerships at fair market value but the remaining limited partners do not wish to sell. The percentage of ownership shown for limited partnerships represents the limited partnership interests owned by the Company.


                                                                    Operating                 Additional
Location                          Name                               Since                    Modalities
- --------                          ----                              ---------                 ----------
Atlanta, GA               Health Images of Atlanta                  Nov. 1984                 CT, US


Lancaster, PA             Lancaster Magnetic Imaging                Nov. 1985
(95% interest)


Frederick MD              Maryland Magnetic Imaging                 Dec. 1985
(97% interest)


Jacksonville,             Health Images of Jacksonville             July 1986                 X-Ray, MM
FL(1)


Philadelphia, PA          Health Images of Philadelphia             April 1987
(93% interest)


Riverdale, GA             Health Images of Riverdale                Sept. 1987


Athens, GA                Athens Magnetic Imaging                   Dec. 1987
(98% interest)


Anderson, SC              Anderson Magnetic Imaging                 May 1988
(98% interest)

Orange Park, FL           Health Images of Orange Park              June 1988                 X-Ray


Houston, TX(2)            Shamrock Imaging                          Aug. 1988                 CT, X-Ray,
                                                                                              MM, US

N. Charleston, SC         Charleston Magnetic Imaging               Feb. 1989


Stratford, NJ             Stratford Magnetic Imaging                April 1989


Savannah, GA              Coastal Magnetic Imaging                  July 1989


Columbus, GA              Health Images of Columbus                 Aug. 1989


Lebanon, PA               Lebanon Magnetic Imaging                  Oct. 1989


Augusta, GA               Health Images of Augusta                  Dec. 1989


Clear Lake, TX            Health Images of Bay Terrace              Feb. 1990


Warner Robins, GA         Warner Robins Magnetic Imaging            Feb. 1990                 X-Ray


Wheaton, IL               Health Images of DuPage                   March 1990


Columbia, SC              Health Images of Columbia                 June 1990


Fort Worth, TX            Health Images of Fort Worth               June 1990


Memphis, TN               Stage Road Magnetic Imaging               July 1990


Fort Myers, FL            Ft. Myers Magnetic Imaging                Nov. 1990


Guildford, UK             Guildford Magnetic Imaging                Nov. 1990


Effingham, IL             Effingham Magnetic Imaging                Dec. 1990

Tyler, TX                 Tyler Magnetic Imaging                    March 1991


Hilton Head, SC           Hilton Head Magnetic Imaging              April 1991


Austin, TX                Austin Magnetic Imaging                   Sept. 1991


Tulsa, OK                 Tulsa Magnetic Imaging                    Oct. 1991


NE Ft. Worth, TX          Health Images of Hurst                    Nov. 1991                 CT, US,
                                                                                              X-Ray

South Dallas, TX          Health Images of Dallas                   May 1992                  CT, US,
                                                                                              X-Ray

Darlington, UK            Darlington Magnetic Imaging               April 1992


Waco, TX                  Waco Magnetic Imaging                     Aug. 1992


Belleville, IL(3)         Health Images of Belleville               April 1992


Colorado Springs,         Front Range Magnetic Imaging              June 1992                 CT, X-Ray,
CO(3)                                                                                         MM, fluoro

Arlington, TX(3)(4)       Health Images of Arlington                Sept. 1992                CT, X-Ray,
                                                                                              fluoro,
                                                                                              US, MM

Somerset, UK(3)           Somerset MRI Centre                       Nov. 1992


Wyomissing, PA            Health Images of Reading                  Jan. 1993                 CT, X-Ray,
                                                                                              US

Cape Coral, FL            Cape Coral Magnetic Imaging               July 1993


Welwyn Garden             Hertfordshire Magnetic Imaging            Aug. 1993
City, U.K.

Aurora, CO(3)             Aurora MRI-South                          April 1995

Aurora, CO(3)             Aurora MRI-North                          April 1995

Baton Rouge, LA(3)        Baton Rouge ODC                           April 1995                CT, X-Ray,
                                                                                              MM, US,
                                                                                              fluoro,
                                                                                              nuc.med.

Baton Rouge, LA(3)        Digital Diagnostic                        April 1995                CT, X-Ray,
                                                                                              MM, US,
                                                                                              fluoro,
                                                                                              nuc.med.

Beaumont, TX(3)           Beaumont ODC                              April 1995                CT, X-Ray,
                                                                                              MM, US, nuc.
                                                                                              med.

Birmingham, AL(3)         Birmingham ODC                            April 1995                CT, X-Ray,
                                                                                              MM, US

Greenville, SC(3)         Greenville ODC                            April 1995                CT, X-Ray,
                                                                                              MM, US,
                                                                                              fluoro,
                                                                                              nuc.med.

Huntsville, AL(3)         Huntsville ODC                            April 1995                CT, X-Ray,
                                                                                              MM, US

Knoxville, TN(3)          Knoxville ODC                             April 1995                CT, X-Ray,
                                                                                              MM, US,
                                                                                              fluoro,
                                                                                              nuc. med.

Denver, CO(3)             MD-MRI                                    April 1995                CT, X-Ray,
                                                                                              MM, US

Nashville, TN(3)          Nashville ODC                             April 1995                CT, X-Ray,
                                                                                              MM, US

Grove, TX(3)              MRI of Port Arthur                        April 1995                CT

=========================================

(1) Health Images of Jacksonville will expand into a new 11,000 square foot multi-modality facility in summer 1996 offering CT, ultrasound, mammography, nuclear medicine and fluoroscopy.

(2) Shamrock is adding a 6,000 square foot expansion that will add a second, higher field strength (1.5T) MRI system, fluoroscopy, and nuclear medicine services in 1996. In addition, Shamrock will be the first of the Company's imaging centers to offer pain management services.

(3) The Company acquired this center as of the date indicated from a party unaffiliated with Health Images.

(4) Health Images of Arlington is relocating to a new 10,000 square foot facility in 1996 that will offer a fixed site MRI system (rather than a mobile) and will add nuclear medicine.


ONCOLOGY CENTER

                 On January 15, 1990, the Company opened a radiation oncology center in Williamsport, Pennsylvania, the Williamsport Regional Radiation Oncology Center (the "Oncology Center"). The Oncology Center provides radiation treatment therapy to cancer patients in the Williamsport area on an outpatient basis. Radiation therapy uses high energy x-rays produced by a machine called a linear accelerator designed to stop cancer cells from growing and multiplying. The Oncology Center's medical equipment (a Mevatron MD Class Dual Photon Medical Linear Accelerator and a Mevasim S for simulation and localization of radiation therapy) is used by the Oncology Center's board certified oncologists and professional staff to assess, plan and provide treatment to cancer patients. The Company has no current plans to operate additional oncology centers.

GOVERNMENT REGULATION

                 The Imaging Centers and the Oncology Center are subject to federal law and various federal and state regulations. While the Company believes that its operations comply with applicable regulations, the Company has not sought or received interpretive rulings to that effect. Additionally, there can be no assurance that subsequent laws, subsequent changes in present laws or interpretations of laws will not adversely affect the Company's operations. Certain applicable laws and regulations are generally described below:

         FDA Regulation of MRI

                 No one may market a medical device without the approval of the U.S. Food and Drug Administration (the "FDA"). The Company has obtained the appropriate approval from the FDA to market its HI Standard MRI system for commercial use. On June 23, 1989, the FDA also reclassified the HI Standard MRI system from a Class III to a Class II Medical Device, which reduces the level of FDA regulation applicable to new technological developments. The Company filed with the FDA for 510(k) approval of the HI STAR MRI System on September 22, 1994, and received approval in September 1995.

                 The Company registered with the FDA as a Medical Device Establishment on October 3, 1987. The Company updates this registration annually.

         Certificates of Need

                 Most states have Certificate of Need ("CON") programs which control and regulate the construction of health care facilities and the acquisition by health care facilities of major medical equipment. Although such programs vary, generally a CON is required before constructing a "health care facility," and a health care facility must obtain a CON before acquiring major medical equipment or establishing new institutional services. A CON is granted on the basis of various criteria relating to need, giving consideration to the extent to which such facilities, equipment or services are available to a specified geographical area and the population of such area. The term "health care facility," as defined by many states, does not include facilities that provide service only to outpatients. Accordingly, in those jurisdictions, an outpatient clinic need not obtain a CON.

                 Some states, however, require that any person acquiring major medical equipment, such as an MRI system, first obtain a CON regardless of whether or not the MRI system is acquired by or placed in a health care facility. In those states, even if an Imaging Center may be constructed without a CON, the purchase of an MRI system at a cost comparable to that paid by the Imaging Centers will require a CON.

                 The Company has CONs for Stage Road Magnetic Imaging in Memphis and Nashville ODC in Nashville, Tennessee, the Philadelphia, Lancaster and Lebanon Centers in Pennsylvania, and the Greenville Center, the Charleston Center and the Hilton Head Center in South Carolina. Knoxville ODC's operations were grandfathered by the State of Tennessee when it adopted its current CON laws.

         Prohibition Against Practice of Medicine

                 The establishment, marketing and operation of the Imaging Centers are subject to laws prohibiting the practice of medicine by non-physicians and the rebate or division of fees between physicians and non-physicians. They also limit the manner in which patients may be solicited. Management believes that its plan of operations complies with such laws. Under the Company's plan, the employees of each Imaging Center provide only technical services relating to the diagnostic scans. Professional medical services, such as the reading of the diagnostic studies and related diagnosis, are separately provided by licensed physicians. There can be no assurance, however, that state authorities or courts will not determine that these relationships constitute the unauthorized practice of medicine by the Company. Such determinations could have a materially adverse effect upon the Company and the partner-ships and would prohibit the affected Imaging Centers from continuing their current procedures for conducting business.

         Reimbursement

                 Because most patients at the Imaging Centers rely upon third-party or government reimbursement in payment for medical services, the amount and availability of third-party and government reimbursement for MRI scans directly impact the use and revenues of the Imaging Centers.

                 Private third-party insurance carriers generally pay for medically necessary MRI scans. The Company's Imaging Centers accept Medicare patients and, for competitive reasons, enter from time to time into contractual reimbursement arrangements with various third parties, including HMOs, Blue Cross/Blue Shield and other insurers. These arrangements generally result in net collected revenues lower than the Company's list prices for services.

                 Medicare reimbursement rates vary from state to state and vary among regions within a state. During the year ended December 31, 1995, approximately 11.6% of the patients referred to the Imaging Centers were Medicare patients. The percentage of Medicare patients varies greatly among the Imaging Centers, with the lowest percentage being 4.8% and the highest percentage being 41.5% during the same period. The Company's average Medicare reimbursement for MRI was $527.00.

                 Also, beginning in January 1992, HCFA, at the direction of Congress, changed the way it paid for many health care services reimbursed under Medicare, including MRI services. At that time, it implemented a Resource-Based Relative Value Scale ("RBRVS") system for certain covered services. As a result of this change, the Company's per scan reimbursement from Medicare has been reduced in some instances.

                 The Company has been facing declining reimbursements in recent years due to a number of factors although the rate of decline has diminished recently. The reasons for this decline arise from cost containment efforts at federal and state levels and from efforts of insurers and businesses to rein in health care costs. The Company's average reimbursements per scan from Medicare, Medicaid and Blue Cross/Blue Shield have all declined in recent years. In addition, an increasing percentage of the patients are covered under managed care agreements that stipulate a discount.

                 In addition, Pennsylvania, where five (5) of the Company's Imaging Centers are located, adopted legislation that limits reimbursement in cases of workmen's compensation and automobile injury. Effective August 31, 1993, it limits reimbur-sement to 113% of the Medicare reimbursement for the medical service. The Act also eliminates a physician's or other provider's ability to refer to clinics in which it has a financial interest.

                 The Company's emphasis on Managed Care (see "Business-Managed Care Division") has resulted in fewer patients paying list prices for MRI scans. The Company anticipates that this trend of discounting prices under managed care contracts with HMOs, PPOs, IPAs, TPAs and directly with businesses for their own employees will continue. The Company believes that its competitors are suffering comparable declining reimbursements.

         Fraud and Abuse

                 All medical providers, which accept Medicare or Medicaid reimbursements, are currently subject to the fraud and abuse provisions of the Social Security Act (the "Act"), which prohibit bribes, kickbacks, and rebates and any direct or indirect remuneration for the referral of Medicare or Medicaid patients or for providing Medicare-covered or Medicaid-covered services, items or equipment. Violation of these provisions may result in civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. Recently, the Department of Justice has given health care fraud a higher priority and made more personnel available to investigate instances of alleged health care fraud.

                 An important case in this area is The Inspector General v. The Hanlester Network, et.al. (the "Hanlester Decision"). In this case, the Inspector General of HHS had alleged that distributions offered or paid by medical laboratories operating as limited partnerships to their physician investors constituted remuneration, which was paid or offered to induce referrals, in violation of the Act. An Administrative Law Judge reviewing the case had previously held that, in order to prove a violation of the Act, the offer or payment of remuneration to the physician investors must have been conditioned on the physicians agreeing to refer Medicare or Medicaid program-related business to the laboratory. Because the partnership distributions were not made on the basis of agreed referrals, no violation of the Act was found. The Appeals Board overruled the Administrative Law Judge's decision in this regard, holding that an agreement to refer program-related business is not a necessary element of proof for violation of the Act. The Appeals Board stated that "a violation occurs whenever an individual or entity knowingly and willfully offers or pays anything of value, in any manner or form, with the intent of exercising influence over a physician's reason or judgment in an effort to cause the referral of a [Medicare or Medicaid] program-related business."

                 The Appeals Board in the Hanlester Decision remanded the case to the Administrative Law Judge to reconsider his findings in light of the broad principles set forth in the Hanlester Decision. On March 10, 1992, the Administrative Law Judge issued his decision on remand. In applying the standards established by the Departmental Appeals Board, the Administrative Law Judge found that all of the respondents knowingly and willfully offered remuneration to physicians to induce them to refer Medicare business in violation of federal law. As a result, he permanently excluded the three joint venture laboratories from the Medicare program and any other federally funded health care program because he found that it was impossible for them to exist, as then-structured, without violating the Act.
In addition, he excluded the Hanlester Network which acted as the general partner in all three entities, for two years. None of the individual respondents were excluded by the Administrative Law Judge.

                 On July 24, 1992, the Appeals Board issued its final decision in the Hanlester case. The Appeals Board upheld the Administrative Law Judge's decision that the respondents had violated the anti-kickback law, but found he had erred in not excluding certain individuals affiliated with the laboratories from the Medicare program and other federal health care programs. As a result, the Appeals Board also ordered the exclusion of three of the individuals for two years, and two of the individuals for one year. A U.S. District Court for the Central District of California has affirmed this decision.

                 In April, 1995, the District Court's decision was overturned in part by the U.S. Court of Appeals for the Ninth Circuit. The Appeals Court found that the individual partners in the venture had not acted "knowingly and willfully," as required by the statute, because there was no showing that they had directed or approved of any of the partnerships' unlawful activities. The Solicitor General, who represents HHS in court, has declined to ask the Supreme Court to review the Ninth Circuit's decision.

                 As the Ninth Circuit's decision is only controlling in the states of that Circuit, it is unclear what impact, if any, the Court of Appeals decision will have on future HHS actions in this area. The principles announced in the Appeals Board decision, and their application in the Administrative Law Judge's decision on remand, could be applied by HHS officials in future cases to find a violation of the Act in situations where physicians and other health care providers have made investments in medical care businesses, such as Imaging Centers. Although no express agreement regarding referrals exists, such investors could be deemed to receive proscribed remuneration under the Act.

                 In addition, in December 1992, National Health Laboratories ("NHL") entered into a settlement with the federal government by which it paid $111 million and agreed to certain other conditions, as a result of charges that it had submitted false claims to government health care programs. The president of the company, and the company itself, also pleaded guilty to two counts of submitting false claims. The government alleged that NHL had defrauded the government by manipulating doctors into ordering medically unnecessary tests by charging them low prices on testing when it was billed to the physician. When NHL billed Medicare for this testing, however, it did so at substantially increased prices. The government alleged that physicians did not know that Medicare was being charged these higher prices for these tests. Subsequent cases have been brought against other laboratories based on the same theory.

                 Further, on July 29, 1991, the Office of the Inspector General at HHS ("OIG") issued regulations which provide specific "safe harbors" for certain practices that would not violate the provisions of the Act. These regulations specify limited circumstances under which a "safe harbor" will be available when physician investors refer Medicare patients to entities in which they maintain a passive investment interest (i.e., either as a shareholder or a limited partnership interest). Under the safe harbor rules, payments constituting a return on investment (e.g., dividends, interest) will not constitute proscribed remuneration under the Act in the following two circumstances:

         (A) Payments to investors will not violate the Act if the business making the payment possesses more than $50,000,000 in undepreciated net tangible assets, and

                 (1) the investment interest, if equity, is registered with the U.S. Securities and Exchange Commission;

                 (2) the investment interest of an investor "in a position to make or influence referrals to, furnish items or services to, or otherwise generate business" for the business (a "Referral Source") is acquired on terms equally available to the public on a U.S. national securities exchange or quotation system;

                 (3) neither the business nor any investor markets or furnishes the business' items or services to passive investors differently than to non-investors;

                 (4) the business does not loan funds to, or guarantee a loan for, a Referral Source to acquire an interest in the business; and

                 (5) the payment by the business to the investor is directly proportional to the amount of capital invested.

         (B) Payments to investors will also not violate the Act if the business making the payment has active and/or passive investors, and

                 (1) no more than 40% of the value of the investment interests of each class of investments in the business is held by Referral Sources;

                 (2) the terms on which the investment interest in the business is offered to a passive investor is the same regardless of whether he or she is a Referral Source;

                 (3) the terms on which the investment interest in the business is offered to a Referral Source is not related to previous or expected volume of referrals, items or services furnished, or the amount of the business otherwise generated from such investor;

                 (4) there is no requirement that a passive investor in the business be or remain a Referral Source to hold his or her investment interest;

                 (5) neither the business nor any investor markets or furnishes the business' items or services to passive investors differently than to non-investors;

                 (6) no more than 40% of the gross revenue of the business comes from referrals, items or services furnished, or business otherwise generated by investors;

                 (7) the business does not loan funds to, or guarantee a loan for, a Referral Source to acquire an interest in the business; and

                 (8) the payment by the business is directly proportional to the amount of capital invested.

                 On July 21, 1994, the OIG proposed a clarification of several of these provisions. That proposal was subject to public comment and has yet to be issued in final form.

                 None of Health Images' affiliated partnerships falls within any of the safe harbors set forth in the HHS Regulations. Any of them may therefore be deemed to violate the Act. This conclusion would be unchanged, even if the proposed clarification, discussed above, were adopted in final, in the same form as proposed. It is currently impossible to predict the risk of prosecution. Health Images has offered to purchase the interests of the limited partners in each of its affiliated partnerships in order to effect a termination of the Partnerships and avoid any risk that Health Images or the limited partners will be prosecuted under the Act. None of the remaining limited partners wishes to sell. None of the remaining limited partners has more than a nominal interest in the limited partnership.

                 In addition, on November 5, 1992, the OIG proposed a second set of safe harbors that would protect certain managed care activities from the reach of the federal anti-kickback laws. That proposal was issued in final form on November 25, 1995. In some instances, the safe harbor would cover price reductions offered by providers to health plans. On September 21, 1993, the OIG proposed another set of safe harbors which, among other things, modified the investment safe harbor discussed above for entities located in rural areas and serving residents of such areas. The Company is currently reviewing these regulations to determine what action, if any, is necessary as a result of these regulations.

                 In addition, the OIG periodically issues "Fraud Alerts," which identify specific practices within the health care industry that the OIG believes could raise questions under the federal fraud and abuse laws. The following areas have been the subject of Fraud Alerts by the OIG: joint venture arrangements; routine waiver of Medicare Part B copayments and deductibles; hospital incentives to referring physicians; prescription drug marketing practices; arrangements for the provision of clinical laboratory services, arrangements for home health services; and arrangements involving nursing homes. The Company monitors these Fraud Alerts to determine what action, if any, is necessary to comply with their requirements.

                 In addition, many states also have their own anti-kickback laws. The Company monitors these laws to determine what action, if any, is necessary to comply with their requirements.

                 In August 1993, the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") enacted new restrictions on the practice of physician self-referral; i.e., the practice by which physicians refer to entities with which they have a financial relationship. Under the terms of OBRA '93, it will be unlawful for a physician, an immediate family member of a physician, or an entity in which either has an ownership interest to refer patients, for certain "designated health services," to an entity with which any one of them has a "financial relationship," if the services are reimbursed by either Medicare or Medicaid. Among the services included in the definition of "designated health services" are "radiology services," such as MRI and CT services, and "radiation therapy services." This provision became effective on January 1, 1995. However, no regulations implementing the OBRA '93 provisions have been proposed. In addition, the form on which providers would report their financial relationships has not been issued. The Company has endeavored to draft or amend its contracts with physicians to meet the personal services or the rental of office space exceptions to the statute's prohibitions.

                 In addition, OBRA '93 also modified several of the exceptions to the self-referral prohibition that were in existence prior to its enactment. With respect to MRI and radiation therapy, these exceptions also became effective in January 1995. The Company does not believe that the provisions of OBRA '93 will impact its business directly, but there may be an indirect effect over time if some competitors of the Company who rely on physician self-referral and have a high volume of Medicare or Medicaid business cease operations. The Company has not yet seen any material impact from the statutes.

                 In addition, a number of proposals to curtail fraud and abuse by health care providers were adopted by both houses of Congress during the 1995-96 legislative session. These proposals generally would have increased the federal government's role in the monitoring and punishment of fraudulent and abusive behavior by providers by, among other things, (i) significantly increasing the monetary penalties for violations of the fraud and abuse laws;
(ii) establishing an anti-fraud and abuse trust funded through collection of penalties and fines for violations of such laws; and (iii) establishing a health care fraud and abuse task force. In addition, the bill also would have relaxed a number of the provisions applicable to physician self-referral, although physicians would still have been prohibited from referring Medicare and Medicaid patients to MRI facilities in which they had an ownership or investment interest. The President vetoed the conference bill that contained these measures, but it is possible that other attempts could be made in the future to reintroduce such legislation.

         State Regulation

                 Many states are implementing their own health care reform plans, which may include provisions that could affect the structure of health care and the manner in which health care services are delivered in a particular state. The Company's management monitors such legislation to determine what action, if any, is necessary as a result of such provisions.

                 Also, certain of the states in which the Company has Imaging Centers have enacted provisions concerning physician self-referral. In 1991, the State of New Jersey enacted a law that prohibits physicians from referring any patient to a health care entity in which they have a financial interest. This law, however, exempted those entities that were in existence on the effective date of the law, August 1, 1991.

                 The State of Illinois has also enacted prohibitions on self-referral of diagnostic imaging. The Illinois law is effective January 1, 1993, or January 1, 1996, depending on when the interest was acquired. In addition, the States of Florida, Georgia, Maryland, South Carolina and Tennessee have all passed legislation that would, in some form, prohibit physicians from referring patients to entities in which they have a financial interest. Other states may also be considering (or have enacted) similar legislation.

                 The Company is studying the proposed regulations and monitoring legislative activity with respect to limiting physician investments in MRI centers to determine what action, if any, may be necessary to comply with pending legislation or new interpretations of existing laws applicable to the Company's business.

COMPETITION

                 The health care industry, including the market for outpatient imaging diagnostic facilities, is competitive. The Company and its Imaging Centers compete with local hospitals, radiologists and other imaging diagnostic centers. Competitors may have existing relationships with the medical community which may be superior to those of the Company's Imaging Centers. In addition, some hospitals use their control over inpatient services to extract exclusive arrangements or advantageous pricing from third party payors for their outpatient services such as diagnostic imaging.

                 MRI competes with less expensive imaging diagnostic devices and procedures which may provide similar information to the physician. Alternative imaging diagnostic technology includes CT scans, nuclear medicine, radiography/fluoroscopy, ultrasound, x-ray mammography, and conventional x-ray. The cost of a particular study depends upon the complexity of the procedure, the length of time of equipment utilization and whether the procedure requires introduction of contrast agents into the body. Management believes that MRI's significant benefits justify the pricing differential between MRI and other modalities.

                 As a provider of maintenance services to facilities operating major medical diagnostic equipment, the Company's Engineering Services Division competes with other companies that have significantly more capital, parts inventory, personnel and office locations with which to provide such services.

EMPLOYEES

                 At December 31, 1995, the Company had 955 employees (762 full-time and 193 part-time). At March 16, 1996, the Company had 953 employees. An MRI Imaging Center typically has a full-time staff of approximately ten (10) employees, generally consisting of three MRI technicians, one marketing representative, two billing clerks, one transcriptionist, two receptionists and one office manager. A multi-modality imaging center requires more personnel and typically has a staff of 30 employees. The Company attracts and maintains qualified personnel by paying competitive salaries and offering opportunities for rapid advancement.

INSURANCE

                 The Company carries workers' compensation insurance and maintains comprehensive and general liability and fire insurance in amounts deemed adequate by management with respect to each Imaging Center. The Company is self- insured with respect to its health and dental insurance risk. The Company provides MRI technical services and has professional liability insurance. The Company is not engaged in the practice of medicine, and requires that physicians reading the diagnostic scans maintain medical malpractice insurance. In addition, the Company maintains liability insurance coverage. There can be no assurance that claims will not exceed the amounts of insurance coverage, that the cost for such coverage will not increase to such an extent that the Company will be forced to self-insure a substantial portion of this risk, or that such coverage will not be reduced or become unavailable. The Company does not maintain product liability insurance coverage with respect to system upgrades sold to third parties. The Company carries officers and directors liability insurance.


ITEM 2.          PROPERTIES

                 The Company's headquarters are located in Atlanta, Georgia and occupy approximately 52,600 square feet at this location under an 84-month lease that commenced January 1, 1993, and expires December 31, 1999. The annual rental rate for this lease is $473,791.

                 The Company or its affiliated partnerships lease the land or building at thirteen (13) of the fifty- three (53) existing Imaging Centers. The real property and improvements thereon may be collateralized under real estate mortgages or security deeds. The real property and improvements for the other existing Imaging Centers are subject to leases expiring between 1996 and 2010. The real property and the building for the Oncology Center is leased for a term of twenty (20) years, terminating December 31, 2008.

                 The existing single modality Imaging Centers occupy an average of 3,642 square feet. Multi-modality centers occupy an average of 10,500 square feet. The Company owns most of the diagnostic modalities utilized by the Company at the imaging centers existing prior to the MedAlliance acquisition. Most of the diagnostic modalities at the centers acquired from MedAlliance were leased and the Company assumed the leases. The Company's modalities are used from time to time as collateral for loans obtained by the Company.

                 Management believes that its corporate offices and the facilities in which each of the Imaging Centers is housed are suitable for the purposes for which they are used but plans to move its corporate offices to new space north of Atlanta. The move is planned for late 1996. The Company does not anticipate any problems with either subleasing or relinquishing the current corporate headquarters space.

ITEM 3.          LEGAL PROCEEDINGS

                 On March 1, 1993, Pamela C. Smith, a former employee of the Company, filed a charge with the U.S. Equal Employment Opportunity Commission. In her charge, Ms. Smith asserted three claims against the Company. First, Ms. Smith asserted a claim for "hostile working environment" sexual harassment. Second, Ms. Smith asserted a claim for discriminatory denial of promotion, alleging that she was denied the position of Corporate Buyer because of her gender. Third, Ms. Smith asserted a claim for constructive discharge.

                 The Company has denied these allegations. On July 26, 1993, the EEOC terminated its investigation at Ms. Smith's request and issued a Right-To-Sue letter on the same day.

                 On August 13, 1993, Ms. Smith filed suit in Fulton County Superior Court in Georgia against the Company and Robert D. Carl, III, the Chairman of the Board of the Company. Upon the motion of counsel for the Company and Mr. Carl on August 27, 1993, this case was moved to the United States District Court for the Northern District of Georgia, Atlanta Division. In her complaint, Ms. Smith is seeking declaratory, injunctive, and equitable relief, general, compensatory, and punitive damages of $5,000,000.00, and costs and attorney fees. In addition to the legal claims described above as part of Ms. Smith's EEOC charge, the complaint originally accused the Company and Mr. Carl of slander and libel, intentional infliction of emotional distress and effecting illegal stock transactions. Ms. Smith has since voluntarily dismissed her claims for libel and slander as well as the claim of discriminatory denial of promotion.

                 Ms. Smith's stock allegations have been severed from the action by the Federal court and are now pending in a separate case in Fulton County Superior Court.

                 In the opinion of management for the Company, these lawsuits are without merit. Management has defended, and will continue to defend these lawsuits vigorously. Management further believes that resolution of this litigation will not materially affect the Company's financial condition.

                 On February 21, 1995, the Company filed a lawsuit in the Superior Court of the State of California, San Mateo County, against each of the selling shareholders of National Diagnostic Systems, Inc. ("NDS"). The Company acquired the remaining 51.5% of NDS from the selling shareholders in an August 4, 1994, acquisition. The Company's complaint is for rescission and res-titution, breach of contract, intentional misrepresentation, negligent misrepresentation, suppression of act, and indemnification. The Company's complaint was instituted after the selling shareholders failed to respond adequately to a February 13, 1995, demand letter for rescission of the transaction.

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

         In August 1995 the California Superior Court judge ruled that the Company's complaint and the selling shareholders' complaint be consolidated into a single binding arbitration proceeding to be heard by an arbitrator appointed through the American Arbitration Association ("AAA"). The AAA selected an arbitrator in February 1996. The initial meeting of the parties with the arbitrator is currently scheduled for April 3, 1996.

         The Company intends to defend itself vigorously against this lawsuit by the selling shareholders, and will continue to pursue its claims against the selling shareholders. Management believes that its claims against the selling shareholders are meritorious. Management regards the claims asserted in the amended complaint as without merit.

         On April 12, 1995, Paul W. Harris, who was involved in the acquisition of NDS and served as an Executive Vice President of IDSI, sued the Company alleging breach of his employment agreement because he received no severance following his December 9, 1994, termination. The Company is vigorously defending Mr. Harris' lawsuit.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

                                    PART II


ITEM 5.          MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS

                 The Company is authorized by its Certificate of Incorporation to issue up to 42,000,000 shares of capital stock, of which 40,000,000 shares are designated Common Stock, par value $.01 per share, and 2,000,000 were designated Preferred Stock, par value $.01 per share.

COMMON STOCK

                 The Company's common stock (the "Common Stock") began trading in the over-the-counter market through the NASDAQ System under the symbol "HIMG" on July 30, 1985, the date on which the Common Stock was first publicly traded. From January 5, 1987 to January 26, 1993, the Company's Common Stock was included on the NASDAQ National Market System. Effective January 27, 1993, the Company's Common Stock became listed on the New York Stock Exchange under the symbol "HII."

                 The following table presents quarterly information on the price range of the Company's Common Stock for 1994 and 1995. This information indicates the high and low sale prices reported by the New York Stock Exchange. These quotations and prices do not include retail markups, markdowns or commissions.

                    Quarter                           High              Low

                      1994
                 First Quarter                        6 1/4             4 1/2
                 Second Quarter                       5 5/8             4 3/4
                 Third Quarter                        7 3/4             4 3/4
                 Fourth Quarter                       7 1/2             5 1/2

                    Quarter                           High              Low

                     1995
                 First Quarter                        6 1/8             4 7/8
                 Second Quarter                       6 1/4             4 3/4
                 Third Quarter                        7 5/8             5 1/2
                 Fourth Quarter                       8                 6 3/4

                 As of March 26, 1996, there were issued and outstanding 11,428,257 shares of the Company's Common Stock held of record by approximately 807 shareholders. At March 26, 1996 the Company's Common Stock closed at $7.375.

                 In 1995, the Company began paying the dividend quarterly at a rate of $0.02 per share. The Company paid a dividend of $0.02 per share on its Common Stock on March 1, 1995, on June 1, 1995 and on September 1, 1995. In September 1995, the Company's Board of Directors increased the quarterly dividend to $.025. The Company paid a dividend of $.025 on December 1, 1995. Actual dividends paid by the Company on its Common Stock in the future will depend, among other things, upon the earnings and financial condition of the Company.

         ITEM 6.          SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
FOR THE YEAR ENDED DECEMBER 31
(IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

                                         1995             1994             1993             1992             1991
OPERATING DATA
   NET PATIENT SERVICE REVENUE        $111,347        $ 72,421         $ 68,511         $ 62,183         $ 52,026
   ENGINEERING REVENUE                   3,078           3,673            4,715            5,786            6,411
   OTHER REVENUE AND INCOME              1,111           1,027            2,863            1,958            2,714
                                      --------        --------         --------         --------         --------
                                       115,536          77,121           76,089           69,927           61,151

COSTS AND EXPENSES
   OPERATING COSTS                      86,899          58,120           58,841           48,924           42,769
   PROVISION FOR BAD DEBTS               4,646           2,835            2,652            2,202            1,896
   GENERAL AND ADMINISTRATIVE
      EXPENSES                           8,504           6,159            6,335            6,859            6,159
      INTEREST EXPENSE, NET              3,600             980            1,407              765              314
INCOME BEFORE MINORITY
   INTEREST AND PROVISION FOR
   INCOME TAXES                         11,887           9,027            6,854           10,937           10,012
MINORITY INTEREST IN INCOME OF
   CONSOLIDATED ENTITIES                   606             196              172              379              621
PROVISION FOR INCOME TAXES               4,390           3,438            2,457            4,071            3,477
NET INCOME FROM CONTINUING
   OPERATIONS                         $  6,891        $  5,393         $  4,225         $  6,726         $  5,914
LOSS ON DISCONTINUED
   OPERATIONS (NET)                        418           6,528              466              239               --
LOSS ON DISPOSAL OF
   DISCONTINUED OPERATIONS (NET)           744              --               --               --               --
NET INCOME (LOSS)                     $  5,729        $ (1,135)        $  3,759         $  6,487         $  5,914
NET INCOME AVAILABLE TO
   COMMON STOCKHOLDERS                $  5,729        $ (1,135)        $  3,759         $  6,487         $  5,914
NET CASH PROVIDED BY
   OPERATING ACTIVITIES               $ 26,612        $ 17,902         $ 15,512         $ 15,528         $ 15,473
PRIMARY WEIGHTED AVERAGE
   COMMON AND COMMON
   EQUIVALENT SHARES:                   11,583          11,726           11,612           12,299           12,128
EARNINGS PER COMMON AND
   COMMON EQUIVALENT
   SHARE:
   PRIMARY NET INCOME FROM
   CONTINUING OPERATIONS              $    .59        $    .46         $    .36         $    .55         $    .49
   PRIMARY NET INCOME (LOSS)          $    .49        $   (.10)        $   (.04)        $    .53         $    .49
CASH DIVIDENDS PER COMMON
   SHARE                              $   .085        $    .07         $    .06         $    .06         $    .04

BALANCE SHEET DATA:
   CURRENT ASSETS                     $ 34,147        $ 37,610         $ 26,054         $ 29,140         $ 41,412
   CURRENT LIABILITIES                  34,308          11,736            9,869           12,615            9,321
   WORKING CAPITAL                        (161)         25,874           16,185           16,525           32,091

   TOTAL ASSETS                        176,312         125,827          119,355          121,100          115,058
   LONG-TERM DEBT                       45,001          23,071           18,354           20,376           18,726
   STOCKHOLDERS' EQUITY                 83,789          79,578           81,354           79,892           81,467

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth the percentage of total net revenue represented by certain line items in the Consolidated Statements of Operations for the years indicated. The text following the table discusses year-to-year variances.

                                                Year Ended December 31,
                                                -----------------------
                                                1995                 1994                 1993
                                                ----                 ----                 ----
REVENUE
   Net Patient Service Revenue                 96.4%                 93.9%                90.0%
   Engineering Revenue                          2.6%                  4.8%                 6.2%
   Other Revenue                                1.0%                  1.3%                 3.8%
        Total Net Revenue                     100.0%                100.0%               100.0%

COSTS AND EXPENSES
   Operating Costs                             60.0%                 59.6%                61.8%
   Depreciation and
       Amortization Expense                    15.2%                 15.8%                15.6%
   Provision for Bad Debt                       4.0%                  3.7%                 3.5%
   General and Administrative

        Expenses                                7.4%                  8.0%                 8.3%

OPERATING INCOME                               13.4%                 13.0%                10.9%

INTEREST INCOME                                 0.1%                  0.4%                 0.4%

INTEREST EXPENSE                                3.2%                  1.6%                 2.2%

INCOME FROM CONTINUING
   OPERATIONS BEFORE
   MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                  10.3%                 11.7%                 9.0%

MINORITY INTEREST IN INCOME OF
   CONSOLIDATED ENTITIES                        0.5%                  0.3%                 0.2%

PROVISION FOR INCOME TAXES                      3.8%                  4.5%                 3.2%

NET INCOME FROM CONTINUING
   OPERATIONS                                   6.0%                  7.0%                 5.6%

LOSS ON DISCONTINUED
   OPERATIONS (NET OF INCOME TAXES)             0.4%                  8.5%                 0.6%

LOSS ON DISPOSAL OF
   DISCONINUED OPERATIONS (NET
   OF INCOME TAXES)
                                                0.6%                  ---                  ---

NET INCOME (LOSS)                               5.0%                 -1.5%                 4.9%

Comparison of the year ended December 31, 1995 to the year ended December 31,
1994

         Net patient service revenue(1) increased $38,925,500 or 53.8% primarily due to $41,783,800 in patient revenue from the Company's acquisition of 15 imaging centers from MedAlliance, Inc. ("the MedAlliance Acquisition"), an increase in net revenue at imaging centers that were in operation for both the 1995 and 1994 periods ("same center revenue") of $825,200 or 1.3%, partially offset by the sale of certain clinic properties during 1995. Health Images signed a management agreement with the purchasers of one of the properties sold (Central Pennsylvania Magnetic Imaging) under which the Company provides management services under a fee arrangement based upon net collections of the facility. This management fee is included in miscellaneous income of the Company's financial statements and are contractually limited to a maximum of $750,000 per year.

         Engineering Revenue decreased $595,200 or 16.2% due to decreases in demand for the Company's third party upgrade and maintenance services. Other revenue and income increased $83,200 or 8.1%.

         Operating costs increased $23,370,500 primarily due to expenses associated with the MedAlliance Acquisition and increased patient volumes at the Company's same center facilities, partially offset by the elimination of costs at the sold centers and continued cost control efforts. Operating costs as a percentage of revenue were 60.0% in 1995, 59.6% in 1994, and 61.8% in 1993. The consistency of operating costs as a percentage of revenue reflects the Company's success in reducing expenses at its facilities and acquired properties while experiencing declining patient service reimbursements. Depreciation and amortization expenses increased $5,408,100 or 44.4% due to increased depreciation charges and additional goodwill amortization related to the MedAlliance Acquisition. The Company's provision for bad debts was $4,646,000 or 4.2% of patient revenue compared to $2,835,500 or 3.9% in 1994.
Provision for bad debts results from required write-offs of accounts management deems to be uncollectible. Management expects future bad debt results to be comparable to these results. General and administrative expenses increased $2,345,600 or 38.1%, primarily due to increased expenses related to the Company's increased volume of business. General and administrative expense as a percentage of net revenue was 7.4% in the 1995 period compared

- ---------------------------------

     (1)Net patient service represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payors. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

to 8.0% in 1994. The reduction in general and administrative expenses as a percentage of revenue reflects the economies gained in the MedAlliance Acquisition and the Company's continued cost control efforts.

         Interest income decreased by $143,900 due primarily to lower cash balances. Interest expense increased by $2,475,700 or 197.8% due to higher amounts of debt outstanding resulting from the MedAlliance clinic acquisition. Minority interest in income of consolidated entities increased by $409,600 or 208.9%, primarily due to minority interest expense associated with the clinics acquired from MedAlliance. Income taxes increased $951,600 or 27.7% due to higher pretax income.

         Net income from continuing operations increased $1,498,000, or 27.8%, to $6,890,800 in the 1995 period from $5,392,800 in 1994. Primary and fully diluted earnings from continuing operations increased $0.13 per share, or 28.3%, to $0.59 in the 1995 period as compared to $0.46 in 1994. Earnings per share were calculated using 11,582,700 primary and 11,651,100 fully diluted weighted average common share equivalents for the 1995 period as compared to 11,725,600 primary and 11,727,900 fully diluted weighted average common share equivalents in the prior year period.

         During the quarter ended March 31, 1995, the Company discontinued the operations of Interactive Diagnostics Services ("IDSI") based in San Francisco, California, and the financial results are treated as discontinued operations. During 1995 the Company recognized $1,161,900 in after tax losses from this operation compared to $6,528,300 in after tax losses in 1994. Substantially all costs related to IDSI, including estimated future expenditures, have been accounted for in the 1995 loss from discontinued operations. After giving effect to these losses the Company reported net income of $5,728,900, or $0.49 per share in the 1995 period compared to a net loss of $1,135,500 or $0.10 per share in 1994.

         As indicated in the preceding discussion, the MedAlliance Acquisition (effective as of April 1, 1995) was a significant event for Health Images. Net of interest costs, this acquisition was additive to earnings during the year ended December 31, 1995, and management expects the acquisition to continue to be additive to earnings in the future. The extent of the earnings increase, if any, will ultimately depend on the Company's ability to reduce certain overhead and operating costs as well as successfully maintain patient procedure volume levels. During 1995 the Company generated economies of scale and increased patient service revenues at its existing and acquired facilities, and management expects these trends will continue for the future. Long term, however, the diagnostic imaging industry remains intensely competitive. The continued growth of managed care plans has placed downward pressure on imaging reimbursements and has led to increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures such as the MRI and CT services which are the Company's principal sources of revenue. In addition, the Company may be at a competitive disadvantage to hospital systems which can offer a comprehensive range of health care services to managed care plans. Management believes, however, that the Company is better positioned than many of its competitors because of its lower cost structure and lack of reliance upon physician self-referral practices. The Company's vertical integration results in lower equipment costs and significantly reduced maintenance expenses. During 1996, Health Images plans to begin installation of its new proprietary HI STAR MRI system currently under development. If successful, this advance will significantly increase the competitiveness of the Company's technology at a relatively low marginal cost. Management also believes that internal growth opportunities and additional acquisitions may be available during 1996 as the industry continues to consolidate.


Comparison of the year ended December 31, 1994 to the year ended December 31,
1993

         Net patient service revenue increased $3,910,000, or 5.7%, primarily due to increases of $3,891,000 in net revenue at imaging centers that were in operation for both 1994 and 1993 ("same center revenue"). The increase in same center revenue was due to an increase of 8.8% in same center MRI studies and an increase in revenue from other imaging modalities, principally CT and X-ray, partially offset by a 6.2% decline in average reimbursement per MRI study and a decrease in revenue from the Company's radiation oncology center.

         Engineering revenue decreased $1,041,400, or 22.1%, primarily due to decreases of $974,500, or 23.8%, in service revenue and $66,900, or 10.9%, in upgrade revenue.

         Other revenue and income decreased by $1,835,500, or 64.1%, primarily due to a decrease of $328,700, or 43.2%, in the Company's Mobile Leasing Program revenue, and a decrease of $1,539,400, or 97.9%, in the Company's Medical Construction Revenue, offsetting an increase of $31,200 in miscellaneous revenue and gains on sale of securities.

         Operating costs decreased by $1,039,100, or 2.2%, primarily due to decreases in expenses related to the decline in engineering revenue and the Company's efforts to reduce clinical operating costs. Operating costs as a percentage of net revenue decreased to 59.6% in 1994 from 61.8% in 1993 due primarily to clinic cost control and reduced revenue contribution from the Company's lower margin medical construction business. Depreciation and amortization expense increased $317,800 or 2.7%. The Company's provision for bad debts was $2,835,500, or 3.9% of net patient service revenue in 1994 as compared to $2,651,500, or 3.9%, in 1993. General and administrative expenses decreased $176,700, or 2.8% primarily due to decreased legal and professional fees, offset by slightly higher costs associated with the Company's increased patient volumes. General and administrative expenses decreased as a percentage of net revenue from 8.3% in 1993 to 8.0% in 1994.

         On August 4, 1994, the Company purchased 100% of its former equity affiliate, National Diagnostic Systems, Inc. ("NDS"), a start-up enterprise that specialized in the development and operation of proprietary systems for imaging prospective review and outcomes analysis. Before the acquisition of NDS, the Company recognized its share of the net loss of NDS of $364,700 in 1994 as compared to $466,300 in 1993, a decrease of 21.8%.

         Subsequent to its purchase of the remaining NDS equity, the Company has determined that the financial statements of NDS did not fairly reflect NDS's financial position or business prospects. After consultation with independent legal counsel, the Company brought suit against the selling shareholders of NDS seeking rescission of the Company's purchase of NDS, and alleging, among other things, breach of contract, intentional misrepresentation, negligent misrepresentation, and suppression of fact. The Company cannot predict the outcome of this litigation. The Company has concluded that its investment in NDS (subsequently merged into a Company subsidiary, Interactive Diagnostic Services, Inc. ("IDSI") has become substantially impaired and the Company discontinued the operation of this division in March of 1995. The financial results are reported as discontinued operations on the Company's financial statements.

         Interest income decreased by $5,100, or 1.9%, due to lower cash balances and lower interest rates. Interest expense decreased by $432,000 due to lower amounts of debt outstanding. Minority interest in income of consolidated entities increased by $24,400, or 14.2%, primarily due to higher operating income at imaging centers with minority partners. The Company's tax rate on continuing operations for 1994 was 38.9% as compared to 36.8% in 1993.

         Net income from continuing operations increased $1,167,600, or 27.6%, to $5,392,800 in 1994 from $4,225,200 in 1993. Loss on discontinued operations related to IDSI totaled $6,528,300 in the 1994 period compared to $466,300 in 1993. After giving effect to these losses from discontinued operations, the net loss for 1994 was $1,135,500 compared to net income of $3,758,900 in 1993. The primary and fully diluted loss per share was $0.10 in 1994 as compared to net income per share of $0.32 in 1993. Earnings per share were calculated using 11,725,600 primary and 11,727,900 fully diluted weighted average common share equivalents as compared to 11,611,700 primary and fully diluted weighted average common share equivalents in 1993. The higher number of primary and fully diluted weighted average common share equivalents in 1994 as compared to 1993 reflects the Company's issuing 559,811 shares of its common stock in connection with the NDS acquisition, a higher common stock price which increases the dilutive effect of outstanding stock options, partially offset by the purchase of

500,000 shares of treasury stock in 1994 for $3,433,100, and 239,900 shares of treasury stock for $1,540,800 in 1993.

Inflation

         The impact of inflation and changing prices on the Company has, to date, been primarily limited to salary increases and has not been material to the Company's operation. In the event of increased inflation, management believes that the Company may not be able to raise the prices for its goods and services by an amount sufficient to offset cost inflation.

         Growing health care costs are a national concern. Management believes that this concern will most likely lead to a continuation of reduced reimbursements for the Company's health care services even in an otherwise inflationary environment. The Company believes, however, that the rate of decline in reimbursements is decreasing. The Company has historically responded to any threat to its margins by lowering its capital costs and by increasing the volume of its business.

Liquidity and Capital Resources

         Net cash provided by operating activities was $28,611,700 in 1995, an
increase of $10,710,200 or 59.8% from $17,901,500 in 1994.   Net trade
receivables increased $6,883,500 primarily due to the MedAlliance Acquisition, partially offset by a decreased $274,000 in trade receivables related to existing operations. As of December 31, 1995 the Company's average age of patient receivables outstanding was 74, compared to 81 days at December 31, 1994, and 76 days as of December 31, 1993. The decrease in average age of patient accounts receivable during the 1995 period is primarily due to the collection patterns at the centers acquired from MedAlliance. These centers benefit from a centralized billing and collection system and perform fewer litigation cases than the existing Health Images clinics. These legal cases can remain outstanding for over one year, and while generally collectible, increase the average age of patient receivables. Management intends to improve collections for all centers by utilizing this central billing and collection methodology, potentially reducing days outstanding. Conversely, management may attempt to increase legal cases at certain centers where capacity and market conditions allow, which would increase average age. Overall the Company believes its average age of receivables will be comparable to the previous three years experience and feels these levels are within industry norms.

         The Company's total debt outstanding increased by $36,304,800 from $25,048,200 at December 31, 1994 to $61,353,000 at December 31, 1995, primarily due to increased borrowings related to the MedAlliance Acquisition. The Company funded the $23,859,200 in cash paid in 1995 related to the MedAlliance Acquisition from a term loan issued by its primary bank. (See note #4 to the financial statements for detailed information on notes payable). As of December 31, 1995 the Company had available $4,459,900 in unused credit under an existing $5,000,000 bank line. This line, as well as the Company's primary term loan, bear interest on a leveraged adjustment to prime which varies from prime plus .25% to prime minus .50% dependant upon certain financial ratios.
At December 31, 1995 the Company had met the requirements necessary to reduce the interest rate to prime minus .50%. At December 31, 1995 the Company was in technical violation of two covenants related to the term loan. These violation were subsequently in writing waived by the lender.

         Capital expenditures in 1995 were $11,694,700 as compared to $6,600,200 in 1994 primarily due to increased levels of expenditures related to the MedAlliance Acquisition, addition of equipment to expand services at certain of the Company's existing facilities, and costs incurred with the Company's HI STAR MRI upgrade project. Management expects 1996 clinical and equipment related capital expenditures will be comparable to the 1995 levels. In addition, the Company plans to relocate its corporate headquarters during 1996 to a constructed facility expected to cost approximately $4,700,000. This contemplated level of capital expenditures is subject to change in the event the Company decides to undertake significant expansions of its business or make additional acquisitions.

         Health Images liquidity and working capital levels are substantially reduced due to the increase in debt levels related to the MedAlliance Acquisition. Such debt includes $16,352,500 in current maturities due in 1996. While management considers current cash and liquidity adequate to fund the Company's existing business, additional borrowings will be necessary to fund equipment purchases and the Company's proposed headquarters relocation. Management believes such additional funding is available to the Company from several sources.

         At December 31, 1995, the Company had outstanding commitments on equipment contracts totaling $4,345,200 primarily related to the Company's HI STAR MRI upgrade project and the expansion of imaging services at the centers.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      See pages F-1 through F-30 herein.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Audited Financial Statements:                                                                                        Page
         Report of Independent Accountants                                                                            F-2

         Consolidated Balance Sheets as of
           December 31, 1995 and 1994                                                                                 F-3

         Consolidated Statements of Operations for
           the years ended December 31, 1995, 1994, and 1993                                                          F-4

         Consolidated Statement of Changes in Stockholders'
           Equity for the years ended December 31, 1995,
           1994 and 1993                                                                                              F-5

         Consolidated Statements of Cash Flows for the
           years ended December 31, 1995, 1994, and 1993                                                              F-6

         Notes to Consolidated Financial Statements                                                                   F-7

          Note #1  - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Note #2  - PROPERTY AND EQUIPMENT
          Note #3  - INTANGIBLE ASSETS
          Note #4  - NOTES PAYABLE
          Note #5  - ACCRUED EXPENSES
          Note #6 - STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS Note #7 - RELATED PARTY TRANSACTIONS
          Note #8  - LEASE COMMITMENTS
          Note #9  - COMMITMENTS
          Note #10 - PROVISION FOR INCOME TAXES
          Note #11 - EARNINGS PER SHARE
          Note #12 - BUSINESS SEGMENT INFORMATION
          Note #13 - STOCKHOLDERS' EQUITY AND RIGHTS PLAN
          Note #14 - EMPLOYEE BENEFIT PLAN
          Note #15 - ACQUISITIONS
          Note #16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
          Note #17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                      REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Health Images, Inc.
Atlanta, Georgia

                 We have audited the accompanying consolidated balance sheets of Health Images, Inc., and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Images, Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                        JOSEPH DECOSIMO AND COMPANY


Atlanta, Georgia
February 23, 1996

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31,

                           ASSETS                                         1995                   1994

                                                                     -------------           -------------
 CURRENT ASSETS

 Cash and Cash Equivalents                                           $   3,204,700           $   3,804,100
 Marketable Securities                                                     267,400                 264,500

 Investment in Nonmarketable Preferred Stock (At Cost)                         ---              11,254,400

 Trade Receivables (Less Allowance for Doubtful Accounts
 and Discounts of $10,565,200 in 1995 and $5,435,000 in                 24,537,600              17,654,100
 1994)

 Other Receivables                                                         806,700                 393,600

 Inventories                                                               316,500                 599,100

 Deferred Income Taxes                                                   2,826,800               2,041,700

 Other                                                                   2,187,600               1,598,900

                                                                     -------------           -------------

           Total Current Assets                                         34,147,300              37,610,400

                                                                     -------------           -------------

 PROPERTY AND EQUIPMENT

 Property and Equipment                                                155,103,800             123,747,100

 Accumulated Depreciation                                               60,647,700              50,075,300

                                                                     -------------           -------------

           Cost Less Accumulated Depreciation                           94,456,100              73,671,800

                                                                     -------------           -------------

 OTHER ASSETS

 Intangible Assets                                                      47,058,700              14,074,100

 Unclassified                                                              650,300                 470,600

                                                                     -------------           -------------

           Total Other Assets                                           47,709,000              14,544,700

                                                                     -------------           -------------

 TOTAL ASSETS                                                        $ 176,312,400           $ 125,826,900

                                                                     =============           =============


 The accompanying notes are an integral part of the financial statements.

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES

 Current Portion of Long Term Debt                                    $ 16,352,500           $   1,977,000

 Accounts Payable                                                        9,369,400               4,248,500

 Accrued Expenses                                                        8,450,700               5,281,300

 Unearned Revenue                                                          135,500                 228,800

                                                                      ------------           -------------

           Total Current Liabilities                                    34,308,100              11,735,600

                                                                      ------------           -------------

 LONG TERM DEBT                                                         45,000,500              23,071,200

                                                                      ------------           -------------

 DEFERRED INCOME TAXES                                                  11,711,300              10,910,300

                                                                      ------------           -------------

 OTHER LONG TERM LIABILITIES                                               245,700                 220,600

                                                                      ------------           -------------

 MINORITY INTEREST                                                       1,258,100                 311,700

                                                                      ------------           -------------

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY

 Common Stock - $.01 Par Value - 40,000,000 Shares Authorized -
   13,380,052 Shares issued as of December 31, 1995, and                   133,800                 133,400
   13,340,856 as of December 31, 1994

 Additional Paid-In Capital                                             77,674,400              77,314,400

 Retained Earnings                                                      21,288,000              16,537,200

 Accumulated Translation Adjustment                                       (508,700)               (755,700)

 Treasury Stock - 1,957,300 Shares at Cost as of December
 31, 1995, and 1,752,400 as of December 31, 1994                       (14,798,800)            (13,651,800)

                                                                      ------------           -------------

          Total Stockholders' Equity                                    83,788,700              79,577,500

                                                                      ------------           -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $176,312,400           $ 125,826,900

                                                                      ============           =============

The accompanying notes are an integral part of the financial statements.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31,

                                                 1995               1994                1993

                                            ------------        -----------         -----------
 REVENUE

    Net Patient Service Revenue             $111,346,900        $72,421,400         $68,511,400

    Engineering Revenue                        3,078,000          3,673,200           4,714,600

    Other Revenue & Income                     1,110,500          1,027,300           2,862,800

                                            ------------        -----------         -----------

 Total Net Revenue                           115,535,400         77,121,900          76,088,800

                                            ------------        -----------         -----------

 COSTS AND EXPENSES
    Operating Costs                           69,319,300         45,948,800          46,987,900

    Depreciation and Amortization Expense     17,579,400         12,171,300          11,853,500

    Provision for Bad Debts                    4,646,000          2,835,500           2,651,500

    General and Administrative Expenses        8,504,100          6,158,500           6,335,200

                                            ------------        -----------         -----------

 Total Operating Expenses                    100,048,800         67,114,100          67,828,100

                                            ------------        -----------         -----------

 Operating Income                             15,486,600         10,007,800           8,260,700

    Interest Income                              127,300            271,200             276,300

    Interest Expense                          (3,727,200)        (1,251,500)         (1,683,500)

                                            ------------        -----------         -----------


 INCOME FROM CONTINUING OPERATIONS
 BEFORE MINORITY INTEREST AND PROVISION       11,886,700          9,027,500           6,853,500
 FOR INCOME TAXES

 Minority Interest in Income of
  Consolidated Entities                          605,700            196,100             171,700

                                            ------------        -----------         -----------

 INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAXES            11,281,000          8,831,400           6,681,800

    Provision for Income Taxes                 4,390,200          3,438,600           2,456,600

                                            ------------        -----------         -----------

 NET INCOME FROM CONTINUING OPERATIONS      $  6,890,800        $ 5,392,800         $ 4,225,200

 The accompanying notes are an integral part of the financial statements.

 DISCONTINUED OPERATIONS

    Loss on Discontinued Operations (Net of Income Taxes)         417,900          6,528,300             466,300

    Loss on Disposal of Discontinued Operations                   744,000                ---                 ---
    (Net of Income Taxes)
                                                               ----------        -----------          ----------

 NET INCOME (LOSS)                                             $5,728,900        $(1,135,500)         $3,758,900

                                                               ==========        ===========          ==========

 EARNINGS (LOSS) PER COMMON AND COMMON
 EQUIVALENT SHARE

 Primary and Fully Diluted Earnings Per Share


      Net Income from Continuing Operations per Share          $     0.59        $      0.46          $     0.36

      Discontinued Operations per Share                        $    (0.10)       $     (0.56)         $    (0.04)

                                                               ----------        -----------          ----------

      Net Income (Loss) per Share                              $     0.49        $     (0.10)         $     0.32

                                                               ==========        ===========          ==========

 WEIGHTED AVERAGE COMMON SHARE AND
 COMMON SHARE EQUIVALENTS

    Primary                                                    11,582,700         11,725,600          11,611,700

    Fully Diluted                                              11,651,100         11,727,900          11,611,700

The accompanying notes are an integral part of the financial statements.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                                             TREASURY STOCK
                                                  COMMON STOCK                                               --------------
                                                  ------------       Additional                Accumlated
                                                                     Paid-In      Retained     Translation
                                             Shares       Amount     Capital      Earnings     Adjustment    Shares      Amount
                                             ------       ------     -------      --------     ----------    ------      ------
BALANCE - DECEMBER 31, 1992                 12,740,357    $127,400  $74,122,700  $15,413,300  $(1,093,700)  1,012,500  $ (8,677,900)

     Purchase of Treasury Stock                                                                               239,900    (1,540,800)
     Exercise of Stock Options                   7,920         100       47,900
     Tax Effect of Stock Options
      Exercised                                                          10,000
     Issuance of Common Stock in Acquisition
      of Imaging Facilities                     10,000         100       59,900
     Dividends on Common Stock                                                      (690,800)
     Translation Adjustment                                                                      (197,600)
     Net Income                                                                    3,758,900
                                            ----------    --------  -----------  -----------  -----------   ---------  ------------

BALANCE - DECEMBER 31, 1993                 12,758,277     127,600   74,240,500   18,481,400   (1,291,300)  1,252,400   (10,218,700)

     Purchase of Treasury Stock                                                                               500,000    (3,433,100)
     Exercise of Stock Options                  22,768         200      140,500
     Issuance of Common Stock in NDS
      Acquisition                              559,811       5,600    2,933,400
     Dividends on Common Stock                                                      (808,700)
     Translation Adjustment                                                                       535,600
     Net (Loss)                                                                   (1,135,500)
                                            ----------    --------  -----------  -----------  -----------   ---------  ------------

BALANCE - DECEMBER 31, 1994                 13,340,856     133,400   77,314,400   16,537,200     (755,700)  1,752,400   (13,651,800)

     Purchase of Treasury Stock                                                                               204,900    (1,147,000)
     Exercise of Stock Options                  39,196         400      215,000
     Dividends on Common Stock                                                      (978,100)
     Translation Adjustment                                                                       247,000
     Net Income                                                                    5,728,900
     Other Equity Transactions                                          145,000
                                            ----------    --------  -----------  -----------  -----------   ---------  ------------

BALANCE - DECEMBER 31, 1995                 13,380,052    $133,800  $77,674,400  $21,288,000  $  (508,700)  1,957,300  $(14,798,800)
                                            ==========    ========  ===========  ===========  ===========   =========  ============

The accompany notes are an integral part of the financial statements.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEAR ENDED DECEMBER 31,

                                                    1995             1994             1993

                                                -----------      -----------      -----------
 CASH FLOW FROM OPERATING ACTIVITIES

 Net Income (Loss)                              $ 5,728,900      $(1,135,500)     $ 3,758,900

 Adjustments to Reconcile Net Income (Loss) to Net Cash

           Depreciation                          14,952,400       10,273,400        9,721,400

           Amortization                           2,627,000        1,897,900        2,132,100

           Provision for Bad Debts                4,646,000        2,835,500        2,651,500
           Minority Interest                        605,700          196,100          171,700

           Deferred Income Taxes                     15,800        1,224,000        1,605,300

           Increase in Receivables               (4,372,000)      (3,973,900)      (5,120,000)

           Decrease in Inventories                  282,600           84,400          138,300

           Increase (Decrease) in Accounts        4,453,800        1,149,000         (244,700)
           Payable and Accrued Expenses

           Equity in Loss of Affiliate                  ---          364,700          466,300

           Currency Exchange Loss                   257,300              ---              ---

           Gain on Sale of Property and            (549,200)             ---              ---
           Equipment

           Asset Impairment                             ---        5,579,500              ---

           Other - Net                              (36,600)        (593,600)         231,100

                                                -----------      -----------      -----------

 Net Cash Provided by Operating Activities       28,611,700       17,901,500       15,511,900

                                                -----------      -----------      -----------

 CASH FLOW FROM INVESTING ACTIVITIES
           Cash Used to Acquire Investments        (378,200)     (12,266,800)             ---

           Proceeds from Investments                352,300          909,400        2,788,000

           Capital Expenditures                 (11,694,700)      (6,600,200)     (14,721,300)

           Acquisitions (Net of Cash            (23,859,200)        (372,500)      (1,350,000)
           Received

           Proceeds from Sale of Assets           2,034,100              ---              ---

 The accompanying notes are an integral part of the financial statements.

           Payments for Intangibles                (347,900)      (1,096,800)        (129,200)

           Other - Net                                  ---              ---         (356,200)

                                                -----------      -----------      -----------

 Net Cash Used by Investing Activities          (33,893,600)     (19,426,900)     (13,768,700)

                                                -----------      -----------      -----------

 CASH FLOW FROM FINANCING ACTIVITIES

           Proceeds from Issuing Notes           36,540,000       11,500,000        5,900,000
           Payable

           Cash Used to Retire Debt             (29,491,200)      (6,632,300)     (10,690,900)

           Cash Paid for Debt Acquisition          (383,400)             ---              ---
           Costs

           Cash Distibutions to Minority
           Investors in Limited Partnerships       (207,900)        (285,900)        (157,800)

           Proceeds from Exercise of Stock          215,400          140,700           48,000
           Options
           Cash Used to Pay Dividends              (978,100)        (808,700)        (690,800)

           Cash Used to Purchase Treasury        (1,147,000)      (3,433,100)      (1,540,800)
           Shares

           Other-Net                                145,000              ---

                                                -----------      -----------      -----------

 Net Cash (Used) Provided by Financing            4,692,800          480,700       (7,132,300)
 Activities
                                                -----------      -----------      -----------

 EFFECT OF EXCHANGE RATE CHANGES ON CASH            (10,300)         145,600          (59,600)

                                                -----------      -----------      -----------

 DECREASE IN CASH AND CASH EQUIVALENTS             (599,400)        (899,100)      (5,448,700)


 CASH AND CASH EQUIVALENTS -
   BEGINNING OF YEAR
                                                  3,804,100        4,703,200       10,151,900

                                                -----------      -----------      -----------

 CASH AND CASH EQUIVALENTS -
   END OF YEAR                                  $ 3,204,700      $ 3,804,100      $ 4,703,200
                                                ===========      ===========      ===========


The accompanying notes are an integral part of the financial statements.

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES


    Redemption of Preferred Stock in            $11,569,300              ---              ---
    Conjunction with Acquisition

    Assumption of Liabilities in                $28,991,800              ---              ---
    Conjunction with Acquisition

    Note Payable Issued in Conjunction          $ 6,241,600              ---              ---
    with Acquisition

    Investment Purchases in Accounts                    ---       $   91,700              ---
    Payable

    Common Stock Issued in Conjunction                  ---       $2,939,000       $   60,000
     with Acquisition

    Cancellation of Note Receivable in                  ---       $1,010,000              ---
    Conjunction with Acquisition

 SUPPLMENTAL SCHEDULE OF CASH FLOWS

    Cash Paid for Interest                      $ 3,604,300       $1,685,600       $2,381,000

    Cash Paid for Income Taxes                  $ 2,654,700       $  856,100       $1,404,700

The accompanying notes are an integral part of the financial statements.

NOTE #1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


DESCRIPTION OF BUSINESS

                 A majority of the Company's revenue is derived from out-patient medical diagnostic imaging services. The Company operates forty nine domestic imaging centers and four imaging centers in the United Kingdom, and one domestic radiation oncology center. Health Images also manufactures MRI scanners and provides MRI and CT equipment maintenance, medical construction services and mobile MRI leasing to third-party clients. The Company's services are not concentrated in any one geographical area of the United States or United Kingdom.

                 The significant accounting policies and practices followed by the Company and its subsidiaries are as follows:

PRINCIPLES OF CONSOLIDATION

                 The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and investments in limited partnerships in which the Company or a corporate subsidiary acts as a general partner and owns a majority interest in the limited units of the partnership. Intercompany balances and transactions have been eliminated in consolidation. Investments in affiliated companies in which the Company owns less than fifty percent (50%) interest are accounted for on the equity method.

CASH AND CASH EQUIVALENTS

                 The Company considers all highly liquid debt instruments with maturity of three (3) months or less to be cash equivalents. At December 31, 1995, cash equivalents consisted primarily of short-term commercial paper and money market accounts. The Company, at times, maintains cash balances which exceed federally insured limits.

INVENTORIES

                 Inventories, consisting principally of parts, are stated at the lower of cost or market value. Cost is determined on a weighted average basis.

MARKETABLE EQUITY SECURITIES

                 Effective January 1, 1994, the company adopted Statement of Financial Standards No. 115,"Accounting for Certain Investments in Debt and Equity Securities". As of December 31, 1995 and 1994, all marketable equity securities were considered held for trading purposes and recorded at fair value.

PROPERTY AND EQUIPMENT

                 Property and equipment is stated at cost. Depreciation is calculated on a straight line basis over the estimated useful lives of the assets as follows:


                                                                     YEARS
                                                                     -----
                 Building and Improvements                            5-40
                 Office Furniture and Equipment                       3-7
                 Medical Equipment                                    3-15



INTANGIBLE ASSETS

                 The cost of intangible assets are amortized on a straight line basis over the period expected to receive benefits therefrom as follows:

                                                                     YEARS
                                                                     -----
                 Organization and Start-Up Costs                      2-5
                 Goodwill                                            10-20
                 Deferred Debt Costs                                  1-10
                 Licenses and Patents                                 3-14
                 Management Contracts                                  17

                 Organizational and start-up costs include the direct cost of organizing and initiating the operations of the Company's medical facilities.

                 The company reviews recoverability of the carrying value of goodwill using projections of future cash flows and future earnings. The company's basis for write-offs of the carrying value of goodwill is based on management's best estimates of future performance of the affected entity. It is reasonably possible that these estimates could change materially in the near term.



REVENUE RECOGNITION

                 Revenue is recognized from medical services when services are rendered. Medical services revenue is presented net of contractual adjustments related to discount arrangements with third party providers. These discounts amounted to 29.4% of medical services gross revenue for 1995, 25.5% for 1994, and 25.0% for 1993. Amounts paid in advance on engineering service contracts are recognized as revenue when earned. Revenue on medical construction building contracts are recognized using the percentage of comple-tion method. The Company maintains a policy of providing charity care to indigent patients. These services amounted to 6.5% of conducted studies for 1995, 3.9% for 1994, and 1.7% for 1993.

INCOME TAXES

                 Deferred income taxes arise from temporary differences between the income tax and financial reporting basis of assets and liabilities. If it is more likely than not that some portion or all of a deferred tax asset will be not realized, a valuation allowance is recognized.

DEVELOPMENT COSTS

                 Development costs related to enhancements of imaging equipment are expensed as incurred. Total expenditures on development totaled $146,000 for 1995, $896,200 for 1994, and $741,300 for 1993.

FOREIGN CURRENCY TRANSLATIONS

                 Assets and liabilities of foreign subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected in the accumulated translation adjustment section of the consolidated balance sheet. Foreign currency gains and losses resulting from transactions are included in results of operations.


ESTIMATES AND UNCERTAINTIES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Management's estimate of the allowance for doubtful accounts and contractual adjustments is based on historical experience and an evaluation of the balance of accounts receivable. It is reasonably possible that these estimates could change materially in the near term.

RECLASSIFICATIONS

                 Certain amounts in the presented financial statements have been reclassified to conform to the current year presentation.

NOTE #2 - PROPERTY AND EQUIPMENT


                 Property and Equipment consist of the following major classifications:


                                     December 31, 1995                          December 31, 1994
                                     -----------------                          -----------------
                                                 Accumulated                                  Accumulated
                               Cost              Depreciation              Cost               Depreciation
                               ----              ------------              ----               ------------
Land                      $  9,333,800           $     --              $  6,444,800           $     --

Building and
Improvements                32,248,100             5,287,500             25,618,800             4,326,700

Office Furniture and
Equipment                   11,349,100             7,642,500              9,790,400             6,185,300

Medical Equipment           76,020,400            45,429,200             71,528,800            39,563,300

Equipment Under
Capital Leases               9,402,400             2,288,500                  --                    --

Buildings under
Construction                   478,300                 --                   386,200                 --

Equipment under
Construction                16,271,700                 --                 9,978,100                 --
                          ------------           -----------           ------------           -----------
                          $155,103,800           $60,647,700           $123,747,100           $50,075,300
                          ============           ===========           ============           ===========


Equipment under capital leases is amortized on a straight line basis over the lease term and amortization is included in depreciation expense. Amortization of capital leases totaled $2,414,700 during 1995.

NOTE #3 - INTANGIBLE ASSETS


                 Intangible Assets consist of the following:


                                                December 31, 1995               December 31, 1994
                                                -----------------               -----------------
                                                        Accumulated                         Accumulated
                                             Cost       Amortization          Cost          Amortization
                                             ----       ------------          ----          ------------
Organization and Start-Up Costs         $    19,200      $    5,400       $   219,000        $   42,100

Goodwill                                 49,251,300       3,673,100        15,460,400         2,940,200

Deferred Debt Costs                         558,000         146,300           870,600           702,800

Other                                     1,950,700         895,700         2,610,400         1,401,200
                                        -----------      ----------       -----------        ----------
                                        $51,779,200      $4,720,500       $19,160,400        $5,086,300
                                        ===========      ==========       ===========        ==========

         Net goodwill increased $33,058,000 primarily due to the acquisition of 15 imaging centers from MedAlliance. (See Note #15).

NOTE #4 - NOTES PAYABLE


                 Long-term debt consists of the following:

                                                                      December 31,          December 31,
                                                                          1995                  1994
                                                                      ------------          ------------
  6.67% TO 14.87% EQUIPMENT LOANS - maturing on various dates through 1999; payable $551,500 per month including interest (as
  of 12-31-95)                                                        $12,302,200           $ 7,328,500

  8.03% TO 10.5% REAL ESTATE MORTGAGE LOANS - maturing 2001;
  payable $47,400 per month including interest (as of 12-31-95)         3,780,900             1,703,100

  PRIME PLUS   % REAL ESTATE MORTGAGE LOAN -
  maturing 2010; payable $5,400 per month including interest (as
  of 12-31-94)                                                                  0               546,600

  10% SENIOR EXTENDIBLE NOTES - due June 15, 2000                       3,705,000             5,470,000

  PRIME PLUS OR MINUS LEVERAGED ADJUSTMENT TERM LOANS - maturing in 1998 and 2001; $826,700 per month including interest (as of
  12-31-95).  Current rate is 8.25%.                                   32,141,000                     0

  PRIME MINUS .6% LINE OF CREDIT - expiring
  August 1996                                                                   0            10,000,000

  PRIME PLUS OR MINUS LEVERAGED ADJUSTMENT $5,000,000 LINE OF
  CREDIT - expiring March 2001.  Current rate is 8.25%.                   540,100                     0

  CAPITAL LEASE OBLIGATIONS -imputed interest rates from 7.12% to
  11.33% ending various dates through 1999; payable $281,900 per
  month (as of 12-31-95)                                                6,817,200                     0

  7% TO 10% OTHER LOANS - expiring in 1999                              2,066,600                     0
                                                                      -----------           -----------
                                                                       61,353,000            25,048,200

  LESS:  Current Portion                                               16,352,500             1,977,000
                                                                      -----------           -----------
                                                                      $45,000,500           $23,071,200
                                                                      ===========           ===========


                 Substantially all notes, other than the 10% Senior Extendable notes, are collateralized by accounts receivable, inventory, property, plant and equipment.

                 The Company is required to maintain certain financial ratios related to liquidity, tangible capital, and debt service, and is limited to a yearly fixed amount of capital expenditures under the terms of its primary bank debt.

                 The Company obtained a waiver from its primary lender for violations of the tangible capital and capital expenditure covenants of its primary debt. The waiver is for 1995 only and does not extend to future periods.

                 The Company's primary bank debt interest is based on a leveraged adjustment to prime, ranging from prime plus .25% to prime minus .50% dependant upon certain funded debt and cash flow criteria.

                 Long-term debt and capital lease obligations maturities during the years subsequent to December 31, 1995, are set forth below:


                             Year Ending
                             -----------
                          December 31, 1996                  $16,352,500
                          December 31, 1997                   17,253,200
                          December 31, 1998                   10,341,500
                          December 31, 1999                    6,078,100
                          December 31, 2000                   10,159,400
                          Later Years                          1,168,300
                                                             -----------
                                                             $61,353,000
                                                             ===========

                 Interest expense totaled $3,727,200 for 1995, $1,251,500 for 1994, and $1,683,500 for 1993. Interest costs totaled $4,651,300 for 1995,
$1,726,700 for 1994, $2,047,600 for 1993, of which $924,100, $475,200, and
$364,100, respectively, were capitalized as construction period interest.

                 The prime rate of interest paid by the Company as of December 31, 1995, was 8.75%.

NOTE #5 - ACCRUED EXPENSES


                 Accrued expenses consist of the following:

                                        December 31,              December 31,
                                            1995                     1994
                                        ------------              ------------
Interpretation Fees                     $3,798,200                $2,080,900

Interest                                   212,900                    89,500

Income Taxes                               839,600                   371,400

Group Insurance                            390,200                   344,200

Salaries and Wages                       1,330,700                 1,135,000

Other                                    1,879,100                 1,260,300
                                        ----------                ----------
                                        $8,450,700                $5,281,300
                                        ==========                ==========

NOTE #6 - STOCK OPTION PLANS AND COMMON STOCK PURCHASE WARRANTS


                 The Company has a qualified employee incentive stock option plan which provides for granting options to employees, including officers, to purchase up to 900,000 shares of Common Stock. Options must be granted within ten (10) years from the date of adoption of the plan, and options granted under the plan must be exercised within ten (10) years from the date of grant. The exercise price of the option must be at least 100% of the fair market value of the shares on the effective date of grant. The right to exercise options thus far granted under this plan vest over a three-year term of employment.

                 In addition, the Company grants non-qualified options from time to time to certain officers and directors of the Company at prices approximating the fair value of shares on the effective date of grant. Non-qualified options for a total of 463,700 shares are outstanding as of December 31, 1995.

                 At December 31, 1995, a Common Stock warrant for 250,000 shares at $4.50 per share held by the president of the Company was outstanding and fully exercisable.

                 On July 1, 1995, the Company implemented an Employee Stock Purchase Program. The Program allows an employee of the Company to receive Common Stock contributions from the Company in an amount equal to 50% of the participants net Common Stock purchases up to a maximum of 2,500 shares per participant, per program year. To receive the Stock Contribution, the employee must own the Common Stock for at least six (6) months.

                 Changes in stock options for the three (3) years ended December 31, 1995, are as follows:

                                                          SHARES                           Price Range
- -------------------------------------------------------------------------------------------------------
                                        1995               1994              1993
- -------------------------------------------------------------------------------------------------------
 Outstanding at
    Beginning of Year                1,046,800          1,228,200          1,191,200        $2.94-13.50
 Granted                               369,600            187,500            125,000         5.00- 6.75
 Exercised                             (39,200)           (22,800)            (7,900)        2.94- 9.75
 Cancelled                            (166,100)          (346,100)           (80,100)        5.00-13.50
- -------------------------------------------------------------------------------------------------------

 Outstanding at
   End of Year                       1,211,100          1,046,800          1,228,200        $5.00-13.50
- -------------------------------------------------------------------------------------------------------

 Exercisable at
   End of Year                         324,700             75,100              3,300        $2.94- 6.75
- -------------------------------------------------------------------------------------------------------

         SFAS Statement Number 123, "Accounting for Stock Based Compensation" issued in 1995, defines a fair value method of accounting for stock options and encourages companies to adopt that method. Management anticipates continuing to use the intrinsic method acceptable under APB 25 and will disclose the effect of not using the fair value method in its 1996 financial statements as required by SFAS 123.

NOTE #7 - RELATED PARTY TRANSACTIONS


                 Transactions and outstanding balances with related parties are summarized as follows:


                                          Year Ended December 31,
                                  -------------------------------------------
RELATED COMPANIES                  1995            1994               1993
  Deferred Gain on Sale
    of Real Estate                 3,300            3,900              7,200
  Investment in
    Affiliated Company              --               --              364,700
  Accounts Receivable               --               --              895,000



                 The Company recognized equity losses in National Diagnostic Systems, Inc. ("NDS") of $466,300 in 1993 and $364,700 in 1994. On August 2,
1994 the Company purchased the remaining 51.5% ownership in NDS.  (See Note
#15).

NOTE #8 - LEASE COMMITMENTS


                 The Company has certain equipment under capital leases and also leases certain land, buildings and equipment under operating leases. Minimum lease payments under existing non-cancelable capital and operating leases are as follows:


                                          Operating                Capital               Total Lease
 Year Ending:                               Leases                 Leases                Commitments
- -----------------------------------------------------------------------------------------------------
 December 31, 1996                       $ 2,818,900             $ 3,020,400              $ 5,839,300

 December 31, 1997                         1,998,000               2,871,200                4,869,200

 December 31, 1998                         1,944,800               1,490,100                3,434,900

 December 31, 1999                         1,806,400                 208,500                2,014,900

 December 31, 2000                         1,045,900                    -                   1,045,900

 Later Years                               3,643,200                    -                   3,643,200
- -----------------------------------------------------------------------------------------------------

 Total Payments                          $13,257,200             $ 7,590,200              $20,847,400
- -----------------------------------------===========--------------------------------------===========

 Less: Amount representing interest                                 (773,000)

 Present Value of Capital Lease Payments                         $ 6,817,200
                                                                 ===========

                 Certain building leases include provisions for short-term rent deferral, additional rent payments equal to 5% of estimated collections in excess of $400,000 at particular locations, and rent adjustments based on a United States government index.

                 Rental expense is calculated on a straight line basis over the life of each lease after giving effect to scheduled rent increases and totaled $3,124,800 for 1995, $1,872,500 for 1994, and $1,626,300 for 1993.

NOTE #9 - COMMITMENTS


                 As of December 31, 1995, the Company had no material commitments on construction contracts. As of December 31, 1995, the Company had outstanding commitments to purchase equipment totaling $4,345,200 primarily related to the Company's expansion of imaging services provided at the centers and the Company's upgrade program for its magnetic resonance imaging ("MRI") equipment.

                 The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In management's opinion, the amount of ultimate liability will not materially affect the financial position or results of operations of the company.

                 The Company is a defendant in a lawsuit brought against the Company and its Chairman and CEO by a former employee, alleging sexual harassment and gender discrimination. Management believes the lawsuit to be without merit and intends to defend itself vigorously. Management further believes that resolution of this litigation will not materially affect the Company's financial condition. The Company is a plaintiff in a lawsuit against the former shareholders of National Diagnostic Systems, Inc. (NDS), and is a defendant in a countersuit filed by a former NDS shareholder. Further details are available in note # 15.

NOTE #10 - PROVISION FOR INCOME TAXES


                 Provisions for income taxes attributable to continuing operations consist of the following:

                                                      Year Ended December 31,
                                     -------------------------------------------------------
                                        1995                   1994                  1993
Current Provision -
 Federal Income Taxes                $3,567,200             $2,129,500            $1,054,600
 Foreign Income Taxes                   436,500                371,400                --
 State Income Taxes                     671,800                439,400               218,900
 General Business Credit                (50,700)              (210,800)
 Minimum Tax Credit                    (250,400)              (514,900)             (200,700)
                                     ----------             ----------            ----------
                                      4,374,400              2,214,600               855,800
                                     ----------             ----------            ----------

Deferred Provision -
 Federal Income Taxes                $ (225,600)            $  590,400            $1,158,600
 Foreign Income Taxes                     --                    21,000                 --
 State Income Taxes                      (9,000)                97,700               241,500
 Minimum Tax Credit Carryforward        250,400                514,900               200,700
                                     ----------             ----------            ----------
                                         15,800              1,224,000             1,600,800
                                     ----------             ----------            ----------
                                     $4,390,200             $3,438,600            $2,456,600
                                     ==========             ==========            ==========


                 Reconciliation of the provisions for income taxes to statutory rates is as follows:

                                                      Year Ended December 31,
                                     -------------------------------------------------------
                                        1995                   1994                  1993
Tax at Statutory Rates-US            $3,404,700             $2,664,500            $2,271,800
Tax at Statutory Rates-Foreign          430,800                338,200                 --
Amortization of Goodwill
General Business Credit                  77,200                 68,000                70,800
State Taxes - net of                    (50,700)              (210,800)             (217,000)
  Federal Income Taxes                  437,500                354,600               303,800
Meals and Entertainment                 110,800                 63,700                  --
Permanent Differences of
  Foreign Subsidiary                     22,800                 64,200                  --
Other                                   (42,900)                96,200                27,200
                                     ----------             ----------            ----------
                                     $4,390,200             $3,438,600            $2,456,600
                                     ==========             ==========            ==========

                 Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give 2ise to significant portions of the net deferred income tax liability relate to the following:

                                                                                                Temporary
                                                      December 31,         December 31,         Differences
                                                         1995                 1994                1995
                                                      ------------         ------------         -----------
Property and equipment, principally due to           $7,196,000           $8,681,800            $(1,485,800)
differences in depreciation

Machinery enhancement costs expensed for income       4,434,800            2,806,200              1,628,600
tax purposes

Accounts receivable, principally due to              (2,561,000)          (1,822,600)              (738,400)
allowance for doubtful accounts

Net operating loss carryforward                         408,500              408,500                      0

Minimum tax credit                                        --                (235,000)               235,000

Other, net                                             (185,400)            (561,800)               376,400

                                                     ----------           ----------             ----------
Subtotal                                              9,292,900            9,277,100                 15,800

Valuation allowance                                    (408,500)            (408,500)                     0
                                                     ----------           ----------             ----------
Net deferred income tax liability                    $8,884,400           $8,868,600             $   15,800
                                                     ==========           ==========             ==========


The Company has net operating loss carryforwards for income tax purposes as of December 31, 1995 of approximately $1,201,400. The carryforwards expire in the year 2008 and are restricted for use against a subsidiary's future earnings.

NOTE #11 - EARNINGS PER SHARE


                 Primary earnings per share is computed based on the weighted average number of shares actually outstanding plus common equivalents which would arise from the exercise of stock options and warrants. Fully diluted earnings per share are similarly computed but would include the dilutive effect of the Company's common equivalents. Earnings per share have been computed by dividing net income by the weighted average number of common stock and equivalent shares outstanding.


 PRIMARY:                                        1995                 1994                 1993
- --------------------------------------------------------------------------------------------------
 Weighted Average Common Shares               11,492,500           11,664,700           11,550,800
 Stock Options and Warrants                       90,200               60,900               60,900
- --------------------------------------------------------------------------------------------------

 Weighted Average Common
    Stock and Equivalents                     11,582,700           11,725,600           11,611,700

 FULLY DILUTIVE:

 Additional Dilutive Effect of
    Stock and Equivalents                         68,400                2,300               -0-
- --------------------------------------------------------------------------------------------------

 Weighted Average Common
    Stock and Equivalents                     11,651,100           11,727,900           11,611,700
- --------------------------------------------------------------------------------------------------

NOTE #12 - BUSINESS SEGMENT INFORMATION


                 Since March 31, 1985, the Company's principal operations have been devoted to the establishment and operation of imaging centers providing magnetic resonance imaging diagnostic services ("Medical Imaging"). Since January 1990, the Company has also operated a radiation oncology center, which provides radiation oncology services, and is included in Medical Imaging. In 1992, the Company expanded its Medical Imaging services at certain locations to include computed tomography, ultrasound, mammography and X-ray. During 1995, the Company acquired 15 diagnostic facilities from MedAlliance Inc. (See note #15). The newly acquired centers were primarily multi-modality. During September 1986, the Company established an engineering services division which is engaged in the service and maintenance of major medical diagnostic equipment primarily owned by outside parties ("Engineering Services"). During February 1987, the Company established a medical construction management division which provides medical facility development consulting services to the Company's affiliated imaging centers and to non-affiliated third parties ("Medical Construction Services"). For the three years presented, the operations of Medical Construction Services did not have a material impact upon the overall consolidated operations of the Company. Capital expenditures and assets of Medical Construction Services for the three years presented have, therefore, been combined with the Medical Imaging category in the accompanying table.

                 Operations of all segments have been limited to the United States until November 1990 at which time the Company opened its first center providing magnetic resonance imaging diagnostic services in Guildford, England. The Company opened or acquired two additional imaging centers in the United Kingdom during 1992 and opened one additional imaging center in 1993. In 1994, the Company leased two mobile MRI units in Tiajuana and Celaya, Mexico. The company discontinued the operation of these mobile units during 1995. Results of operations for the Company's United Kingdom and Mexico operations were not significant to the overall consolidated results of the Company for the three years presented and are, therefore, not separately presented in the accompanying table.


                 The following table presents financial data for business segments:

                                                  Year Ended December 31, 1995
                    -----------------------------------------------------------------------------------------
                     Revenue                                    Net                     Deprecia-
                     from Un-     Inter-                      Income       Capital      tion and
                    affiliated   segment         Total        Before       Expendi-     Amortiza-
                    Customers    Revenue        Revenue        Taxes        tures         tion         Assets
                    ---------    -------        -------       ------       --------     ---------      ------
Medical Imaging    111,346,900      --        111,346,900   $18,527,400    $10,644,500   $15,899,600  $145,107,500
Engineering
Services             3,078,000   5,411,400      8,489,400     1,794,900        651,100       744,700    20,945,400
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
                                                             20,322,300     11,295,600    16,644,300   166,052,900
Eliminations and   114,424,900   5,411,400    119,836,300
Adjustments --
 Intersegment
   Sales               --       (5,411,400)    (5,411,400)       --             --            --            --
 General Cor-
   porate            1,110,500      --          1,110,500    (4,708,400)       399,100       935,100    10,259,500

Minority
Interest in
Income of
Consolidated
Entities               --           --             --          (605,700)        --            --            --

Interest Expense       --           --             --        (3,727,200)        --            --            --
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
   TOTAL           115,535,400 $    --        115,535,400   $11,281,000    $11,694,700   $17,579,400  $176,312,400
                  ============ ===========   ============   ===========    ===========   ===========  ============

                                                     Year Ended December 31, 1994
                  ------------------------------------------------------------------------------------------------
Medical Imaging   $ 72,421,400 $    --       $ 72,421,400   $ 5,924,000    $ 4,997,700   $10,768,900  $ 88,739,200
Engineering
Services             3,673,200   6,652,600     10,325,800     2,016,800        358,200       497,300    14,875,800
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
                    76,094,600   6,652,600     82,747,200     7,940,800      5,355,900    11,266,200   103,615,000


Eliminations and
Adjustments --
 Intersegment
   Sales               --       (6,652,600)    (6,652,600)       --             --            --            --

 General Cor-
   porate            1,027,300      --          1,027,300     2,338,200      1,244,300       905,100    22,211,900

Minority
Interest in
Income of
Consolidated
Entities               --           --             --          (196,100)        --            --            --

Interest Expense       --           --             --        (1,251,500)        --            --            --
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
   TOTAL          $ 77,121,900 $    --       $ 77,121,900   $ 8,831,400    $ 6,600,200   $12,171,300  $125,826,900
                  ============ ===========   ============   ===========    ===========   ===========  ============

                                                    Year Ended December 31, 1993
                  ------------------------------------------------------------------------------------------------
Medical Imaging   $ 68,511,400 $    --       $ 68,511,400   $ 3,942,600    $12,090,100   $ 9,928,000  $ 92,430,900

Engineering
Services             4,714,600   9,219,400     13,934,000     2,869,200        874,200       288,800    12,050,000
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
                    73,226,000   9,219,400     82,445,400     6,811,800     12,964,300    10,216,800   104,480,900
Eliminations and
Adjustments --
 Intersegment
   Sales               --       (9,219,400)    (9,219,400)       --             --            --            --

 General Cor-
   porate            2,862,800      --          2,862,800     1,725,200      1,757,000     1,675,600    14,873,700

Minority
Interest in
Income of
Consolidated
Entities               --           --             --          (171,700)        --            --            --

Interest Expense       --           --             --        (1,683,500)        --            --            --
                  ------------ -----------   ------------   -----------    -----------   -----------  ------------
   TOTAL          $ 76,088,800 $    --       $ 76,088,800   $ 6,681,800    $14,721,300   $11,892,400  $119,354,600
                  ============ ===========   ============   ===========    ===========   ===========  ============

NOTE #13 - STOCKHOLDERS' EQUITY AND RIGHTS PLAN


                 The Board of Directors is authorized to issue shares of preferred stock in one or more series, and to determine the designations and the powers, preferences, and other special rights of each series.

                 On May 10, 1989, the Company adopted a Stockholder Rights Plan and, pursuant to the plan, declared a dividend on its Common Stock of one right ("Right") for each share of Common Stock then outstanding and for each share of Common Stock issued thereafter and prior to the time the Rights expire or become exercisable. Upon the occurrence of certain events, each Right becomes exercisable to purchase one one-hundredth of a share of Series B Participating Preferred Stock at a price of $56. The Rights expire on May 21, 1999, and, prior to the occurrence of certain events, may be redeemed at a price of $.01 per Right. Of the Company's 2,000,000 authorized shares of preferred stock, the Board of Directors has designated 200,000 shares as Series B Participating Preferred Stock.

NOTE #14 - EMPLOYEE BENEFIT PLAN


                 During 1989, the Company adopted the Health Images, Inc., Profit Sharing and Savings Plan which qualified under Internal Revenue Code
Section 401(k). Contributions by the Company are discretionary and made from profits to match a portion of the elective before-tax contributions of participating employees. In 1993, the Company made a cash contribution of $105,300 to the Plan to match 25% of the contributions made by participating employees in 1992. In 1994, the Company made a cash contribution of $125,100 to the plan to match 25% of the contributions made by participating employees in 1993. In 1995, the Company made a cash contribution of $121,200 to the plan to match 25% of the contributions made by participating employees in 1994.

                 The Company changed its employer contribution method in 1995 to match employees'contributions to the Plan on a dollar-for-dollar basis with a maximum match of three per cent (3%) of the contributing employee's salary. In 1996, the Company contributed $332,600 in Common Stock and cash to match 1995 contributions by participating employees.

NOTE #15 - ACQUISITIONS


                 During April 1993, the Company purchased the assets of Matlock Imaging Center in Arlington, Texas, for $1,410,000 with $1,350,000 cash and 10,000 shares of restricted common stock. The acquisition was accounted for as a purchase with the excess purchase price over the fair value of the assets attributed to goodwill.

         During August 1994, the Company acquired the remaining interest in its equity affiliate, National Diagnostic Systems, Inc. ("NDS") and merged NDS into a wholly-owned subsidiary of the Company, Accountable Radiology, Inc. The resulting subsidiary was renamed "Interactive Diagnostic Services, Inc." ("IDSI"). The Company issued an aggregate of 559,811 shares of its common stock, market value of $2,939,000, to the selling shareholders of NDS to acquire their respective equity interests in NDS. As additional consideration, the Company paid off NDS indebtedness of $524,000 and paid $22,200 to a selling shareholder for his NDS stock options. The Company paid $315,000 in salary buydowns to selling shareholders who would remain employees of IDSI and $120,000 in a consulting agreement with the former Chairman and Chief Executive Officer of NDS. In addition, the Company cancelled indebtedness of $1,010,000 owed by NDS to Health Images. Goodwill of $4,271,900 was recorded and acquisition costs of $1,087,400 related to the salary buydowns, the consulting agreement, a write-off of abandoned software and other miscellaneous costs were expensed.

                 On December 31, 1994, the Company wrote off the $5,359,300 related to NDS investment items previously mentioned. In addition, the Company expensed $218,900 for estimated contract losses, and $538,700 in organization and start-up costs. The nonrecurring asset impairment charge totaled $6,116,900 and was expensed in 1994.

                 The Company filed a lawsuit on February 21, 1995 against the selling shareholders of NDS asking for rescission of the acquisition described above and restitution. The complaint alleges breach of contract, intentional misrepresentation, negligent misrepresentation, and suppression of fact.


                          The Company discontinued the operations of IDSI
during the quarter ending March 31, 1995. Revenues attributable to discontinued operations were $401,800 for 1995. The loss from discontinued operations and loss on disposal of discontinued operations before taxes totaled $1,874,100. An income tax benefit of $712,200 was recognized in 1995 based on a 38% applicable rate, which differs from the Company's overall effective rate due to certain permanent tax differences. The net loss attributable to discontinued operations was $1,161,900 for 1995.

                 On April 14, 1995, the Company acquired 15 imaging centers from MedAlliance, Inc. by paying $23,859,200 in cash (net of cash received), redemption of MedAlliance preferred stock and accumulated dividends of $11,569,300, assumption of liabilities totaling $28,991,800, and the issuance of a note payable to MedAlliance of $6,241,600. The acquisition was accounted for as a purchase with the excess purchase price over the fair value of the assets attributed to goodwill. The transaction was effective for accounting purposes as of April 1, 1995. The following table discloses unaudited pro forma operating statement information as if the acquisition occurred at the beginning of each period presented.


                                                   Year Ended                       Year Ended
                                                  December 31,                     December 31,
                                                      1995                             1994
                                                  ------------                     ------------
 Net Revenue                                       $127,048,400                    $124,097,700

 Net Income from Continuing Operations             $  7,286,700                    $  5,426,600

 Net Income (Loss)                                 $  6,124,800                    $ (1,101,700)

 Primary Earnings per Share

 Net Income from Continuing Operations             $       0.63                    $       0.46

 Net Income (Loss)                                 $       0.53                    $      (0.09)

NOTE #16 - FAIR VALUE OF FINANCIAL INSTRUMENTS



                 The estimated fair values of the Company's financial instruments are as follows:

                                                            1995
                                                            ----
                                           Carrying Amount           Fair Value
                                           ---------------           ----------
Cash and Short-Term Investments              $ 3,472,100            $ 3,472,100

Long-Term Debt                               $54,535,800            $54,788,700


         The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

NOTE #17 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                 Summarized quarterly financial data for 1995 and 1994 is as follows:

                                                        1995 Quarters
                           --------------------------------------------------------------------
                              FIRST              SECOND              THIRD             FOURTH
                              -----              ------              -----             ------
Revenue                     $18,238,900        $32,421,200        $32,655,000       $32,220,300
Operating Expenses           15,845,800         28,238,600         28,093,100        27,871,300
Income from Operating
  Activities                  2,393,100          4,182,600          4,561,900         4,349,000
Net Income                       84,500          1,708,300          1,945,400         1,990,700
Earnings (Loss) Per
  Share*
Net Income from
  Continuing Operations
  per Share                        0.11               0.14               0.17              0.17
Discontinued Operations
   per Share                      (0.10)              0.00               0.00              0.00
Net Income per Share               0.01               0.14               0.17              0.17



                                                        1994 Quarters
                            -------------------------------------------------------------------
                              FIRST              SECOND              THIRD             FOURTH
                              -----              ------              -----             ------
Revenue                     $18,763,100        $19,880,500        $19,393,800       $19,084,500
Operating Expenses           16,802,600         17,090,000         16,705,500        16,516,000
Income from Operating
  Activities                  1,960,500          2,790,500          2,688,300         2,568,500
Net Income (Loss)               879,900          1,382,800            591,900        (3,990,100)
Earnings (Loss) Per
  Share*
Net Income from
  Continuing Operations
  per Share                        0.09               0.14               0.12              0.11
Discontinued Operations
  per Share                       (0.01)             (0.02)             (0.07)            (0.46)
Net Income per Share               0.08               0.12               0.05             (0.35)

- ----------------------
* The sum of the 1995 and 1994 quarterly earnings per share may differ from the annual earnings per share because of the differences in the weighted average number of common shares outstanding and common shares used in the quarterly and annual computation as well as differences in rounding.

ITEM 9.          DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 The Company has neither changed its independent accountants nor had any disagreements on accounting and financial disclosure with such accountants.


                                    PART III

                 The Company's Proxy Statement to be filed in connection with its Annual Meeting of Shareholders on May 31, 1996, is hereby incorporated herein by reference.


                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM
                 8-K

(A)1.  FINANCIAL STATEMENTS

                 The following consolidated financial statements of Registrant are filed with this report and included in Part II, Item 8:

                                                      Page
    Independent Auditors' Report...................... F-2

    Consolidated Balance Sheets as of
      December 31, 1995 and 1994...................... F-3

    Consolidated Statements of Operations
      for the Three Years in the
      Period Ended December 31, 1995.................. F-4

    Consolidated Statements of Changes in
      Stockholders' Equity for the Three
      Years in the Period Ended December 31, 1995..... F-5

    Consolidated Statements of Cash Flow
      for the Three Years in the
      Period Ended December 31, 1995.................. F-6

    Notes to Consolidated Financial
      Statements...................................... F-7

(A)2.  FINANCIAL STATEMENT SCHEDULES

                 The following financial statement schedules of Registrant are filed with this report:

    Schedule II  -   Valuation and Qualifying
                     Accounts......................... 37

    Exhibit 11   -   Computation of Net Earnings
                     Per Share........................ 38

                 All other schedules not listed above have been omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

Board of Directors and Stockholders
Health Images, Inc.
Atlanta, Georgia

         We have audited the consolidated financial statements of Health Images, Inc., and subsidiaries as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated February 23, 1996, such financial statements and report are included elsewhere in this annual report. Our audits also included the financial statement schedules of Health Images, Inc., and subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                           JOSEPH DECOSIMO AND COMPANY





Atlanta, Georgia
February 23, 1996

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     HEALTH IMAGES, INC., AND SUBSIDIARIES



                                                 Balance at       Charged to      Charged to                        Balance at
                                                Beginning of      Costs and         Other          Deductions         End of
                                                   Period          Expenses        Accounts         Describe          Period
                 YEAR ENDED DECEMBER 31, 1995
                    Allowance for Doubtful
                       Accounts and Discounts    $5,435,000       $4,646,000      $3,745,000     $3,260,800 (a)    $10,565,200


                 YEAR ENDED DECEMBER 31, 1994
                    Allowance for Doubtful
                       Accounts and Discounts    $4,360,200       $2,835,500      $   --         $1,760,700 (a)    $ 5,435,000


                 YEAR ENDED DECEMBER 31, 1993
                    Allowance for Doubtful
                       Accounts and Discounts    $3,263,000       $2,751,500      $   --         $1,654,300 (a)    $ 4,360,200



- ---------------

(a) Accounts written off.

               EXHIBIT 11--COMPUTATION OF NET EARNINGS PER SHARE

                                                                              1995                  1994                  1993
                                                                              ----                  ----                  ----
                 Net Income (Loss) for Primary and
                    Fully Diluted Earnings Per Share                       $ 5,728,900           $(1,135,500)          $ 3,758,900
                                                                           ===========           ===========           ===========
                 Number of Shares Used in Calculation
                    of Per Share Date:
                 Weighted Average Number of Shares
                    Outstanding During the Year                             11,492,448            11,664,663            11,550,819
                 Add - Common Equivalent Shares (Deter-
                    mined Using the Treasury Stock Method) Com-
                    posed of Shares Issuable Upon:
                       Exercise of Stock Options                                24,342                 8,321                 4,957
                       Exercise of Stock Warrants                               65,906                52,608                55,934
                                                                           -----------           -----------           -----------
                 Weighted Average Number of Shares Used
                    in Primary Net Income (Loss) Per
                    Share                                                   11,582,696            11,725,592            11,611,710
                 Add - Incremental Shares Composed
                    of:
                 Shares Issuable Upon Exercise of
                    Options Above                                              (24,342)               (8,321)               (4,957)
                 Shares Issuable Upon Exercise of Stock
                    Options Based on the Higher of
                    Average Market Price or Year End
                    Market Price                                                63,889                 8,910                 4,957
                 Shares Issued Upon Exercise of Stock
                    Warrants Above                                             (65,906)              (52,608)              (55,934)
                 Shares Issuable Upon Exercise of Stock
                    Warrants Based on the Higher of
                    Average Market Price or Year End
                    Market Price                                                94,828                54,348                55,934
                                                                           -----------           -----------           -----------
                 Weighted Average Number of Shares Used
                    in Calculation of Fully Diluted Net
                    Income (Loss) per Share                                 11,651,165            11,727,921            11,611,710
                                                                           ===========           ===========           ===========
                 Net Income (Loss) Per Share:
                    Primary                                                $      0.49           $     (0.10)          $      0.32
                                                                           ===========           ===========           ===========
                    Fully Diluted                                          $      0.49           $     (0.10)          $      0.32
                                                                           ===========           ===========           ===========

(A)3.  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                 The following Executive Compensation Plans and Arrangements are filed with this Form 10-K or have previously been filed as indicated below:

1. Employment Agreement dated as of October 1, 1994, by and between the Company and Robert D. Carl, III (12) Exhibit 10(b)(i)).

2. Employment Agreement dated as of October 1, 1994, by and between the Company and W.A. Wilson (12) (Exhibit 10(b)(ii)).

3. Amended and Restated Employee Incentive Stock Option Plan of Registrant dated December 20, 1985 (1) (Exhibit 10(v)(i)).

4. Amended and Restated Employee Incentive Stock Option Plan of Registrant dated May 19, 1987 (9) (Exhibit 4(d)).

5. First Amendment to the Amended and Restated Employee Incentive Stock Option Plan dated June 29, 1989 (5) (Exhibit 10(p) (vii)).

6. Second Amendment to the Amended and Restated Employee Incentive Stock Option Plan dated June 5, 1992 (10) (Exhibit 10(c)(iv)).

7.       Form of Incentive Stock Option Agreement (7) (Exhibit 10(p) (ix)).

8.       Form of Non-Qualified Option Agreement (5) (Exhibit 10(p) (xi)).

9.       Non-Qualified Stock Option Plan (8) (Exhibit 10(d)(i)).

10. Form of Option Agreement under the Non-qualified Stock Option Plan (8) (Exhibit 10(d)(ii)).

11.      Form of Non-Employee Director Option Agreement (8) (Exhibit 10(d)
         (iii)).

12. 1995 Formula Stock Option Plan for Outside Directors (Exhibit 10(d)(iv) below).

13.      Form of Formula Stock Option Agreement (Exhibit 10(d)(v) below).

14. Key man life insurance policy on the life of Robert D. Carl, III (2) (Exhibit 10(p)).

15. Exchange Agreement dated May 19, 1987 between Registrant and Robert D. Carl, III (3) (Exhibit 10(q)(vii)).

16. Warrant Agreement and Certificate dated May 19, 1987, between Registrant and Robert D. Carl, III (3) (Exhibit 10(q) (viii)).

(A)4.  ADDITIONAL INFORMATION

                 For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-18747 (filed November 25, 1987), 33-32666 (filed December 28,
1989), 33-38369 (filed December 21, 1990), 33-39216 (filed February 28, 1991)
and 33-50170 (filed July 29, 1992) related to the Company's compensation plans:

                 Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.


ITEM 14(B) In the quarter ended December 31, 1995, there were no reports filed on Form 8-K:

ITEM 14(C)                Table of Exhibits

                 Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

EXHIBIT
- -------
NUMBER                                 DESCRIPTION OF EXHIBITS
- ------                                 -----------------------
 2(a)            Asset Purchase Agreement dated December 21, 1994, among the Company and MedAlliance, Inc., and certain subsidiaries of MedAlliance, Inc., listed on the signature pages thereto.  (11)

 2(b)            Agreement and Plan of Reorganization dated as of August 4, 1994, by and among the Company, Accountable
                 Radiology, Inc. (a wholly-owned subsidiary of the Company), National Diagnostic Systems, Inc., and John
                 H. Trimmer, James J. Fitzsimmons, David J. Soffa, Linda Jansen, Roderick L. Prince, Melissa Cunanan,
                 and Michael and Carol Kolb. (12)

 2(c)            Amended and Restated Loan and Security Agreement dated March 27, 1995, Among The Provident Bank
                 ("Provident"), as Agent, the Company, as Borrower, and Provident and South Trust Bank of Georgia, N.A.,
                 as the Lenders. (12)

 2(d)            Amendment to Amended and Restated Loan and Security Agreement dated December 29, 1995 among the Company and the Lenders.

 4(a)            Instruments defining the rights of security holders are contained in the Restated Certificate of
                 Incorporation of Registrant, and Article I of the Restated Bylaws of Registrant.(5)

 4(d)            Form of Indenture between the Registrant and The Provident Bank, Cincinnati, Ohio, as trustee.(6)

 4(e)            Successor Rights Agreement between the Registrant and First Union National Bank of North Carolina as
                 Successor Rights Agent dated as of September 1, 1992.(10)

10(a)(i)         Lease Agreement dated January 1, 1993 between Brannen Goddard Company as Managers for Metropolitan Life
                 Insurance Company, d/b/a Northridge Business Park as Lessors and Registrant as Lessee.(10)

10(b)(i)         Employment Agreement dated as of October 1, 1994, by and between the Company and Robert D. Carl, III.
                 (12)

10(b)(ii)        Employment Agreement dated as of October 1, 1994, by and between the Company and W.A. Wilson. (12)

10(c)(i)         Amended and Restated Employee Incentive Stock Option Plan of Registrant dated December 20, 1985.(1)

10(c)(ii)        Amended and Restated Employee Incentive Stock Option Plan of Registrant dated May 19, 1987.(9)

10(c)(iii)       First Amendment to the Amended and Restated Employee Incentive Stock Option Plan dated June 29,
                 1989.(10)

10(c)(iv)        Second Amendment to the Amended and Restated Employee Incentive Stock Option Plan dated June 5,
                 1992.(10)

10(c)(v)         Form of Incentive Stock Option Agreement.(7)

10(c)(vi)        Form of non-qualified Option Agreement.(5)

10(d)(i)         Non-Qualified Stock Option Plan.(8)

10(d)(ii)        Form of Option Agreement under the Non-Qualified Stock Option Plan.(8)

10(d)(iii)       Form of Non-Employee Director Option Agreement.(8)

10(d)(iv)        1995 Formula Stock Option Plan for outside Directors

10(d)(v)         Form of Formula Stock Option Agreement

10(e)(i)         Key man life insurance policy on the life of Robert D. Carl, III.(2)

10(f)(i)         Exchange Agreement dated May 19, 1987 between Registrant and Robert D. Carl, III.(3)

10(f)(ii)        Warrant Agreement and Certificate dated May 19, 1987 between Registrant and Robert D. Carl,   III.(3)

10(g)(i)         MRI License Agreement among Registrant, Johnson & Johnson and Ethicon, Inc. dated April 26, 1988.
                 Parts of this Agreement are Confidential.(4)

10(g)(ii)        Master Patent License Agreement between The National Research Development Corporation and Regis-

                 trant dated October 1, 1987.  Parts of this Agreement are Confidential.(4)

10(g)(iii)       Amendment dated February 1, 1989 of Master Patent License Agreement between The National Research
                 Development Corporation and Registrant dated October 1, 1987.  Parts of this Agreement are
                 Confidential.(4)

10(g)(iv)        Patent License Agreement  -  U.S. Patent 4,803,433 between Montefiore Hospital Association of Western
                 Pennsylvania and Registrant dated March 22, 1990. (5)

21               Subsidiaries of the Registrant

23               Consent of Joseph Decosimo and Company

27               Financial Data Schedule (for SEC use only)

- ---------------------

         (1) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1985 (File No. 0-14746).

         (2) Incorporated herein by reference to exhibit of same number to Amendment No. 2 to Registrant's Registration Statement on Form S-1, filed July 14, 1986 (Reg. No. 33-5855).

         (3) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement on Form S-1, filed May 20, 1987 (Reg. No. 33-14437).

         (4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1988. (File No. 0-14746).

         (5) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989. (File No. 0-14746)

         (6) Incorporated herein by reference to exhibit of same number to Amendment No. 2 to Registrant's Registration Statement on Form S-2 filed June 14, 1990. (Reg. No. 33-34161)

         (7) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1990. (File No. 0-14746)

         (8) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1991. (File No. 0-14746)

         (9) Incorporated herein by reference to exhibit 4(d) to Registrant's Registration Statement for Form S-8, filed November 24, 1987 (Reg. No. 33-18747).

         (10) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1992 (File No. 0-14746).

         (11) Incorporated herein by reference to exhibit of same number to Registrant's Current Report on Form 8-K dated December 28, 1994 (File No. 0-14746).

         (12) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1994.

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HEALTH IMAGES, INC.


Date: March 29, 1996                    BY:/s/ ROBERT D. CARL, III
                                           -----------------------
                                           Robert D. Carl, III Chairman,
                                           President and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURES                                      TITLE                                           DATE
     ----------                                      -----                                           ----
/S/ROBERT D. CARL, III                          Chairman of the Board,                          March 29, 1996
- ----------------------                          President
Robert D. Carl, III                             Chief Executive
                                                Officer

/S/ANTHONY T. PRESCOTT                          Senior Executive Vice                           March 29, 1996
- ----------------------                          President, Chief
Anthony T. Prescott                             Operating Officer and
                                                Director

/S/RON L. CLARK, JR.                            Treasurer and                                   March 29, 1996
- --------------------                            Controller (Principal
Ron L. Clark, Jr.                               Financial and
                                                Accounting Officer)

/S/MARC I. RAPHAELSON, M.D.                              Director                               March 29, 1996
- ---------------------------
Marc I. Raphaelson, M.D.

/S/WILLIAM E. WHITESELL, PH.D.                           Director                               March 29, 1996
- ------------------------------
William E. Whitesell, Ph.D.

/S/JACK O. GREENBERG, M.D.                               Director                               March 29, 1996
- --------------------------
Jack O. Greenberg, M.D..

/S/ROBERT L. TAYLOR
- -------------------                                      Director                               March 29, 1996
Robert L. Taylor

/S/STUART B. STRASNER, SR.
- --------------------------                               Director                               March 29, 1996
Stuart B. Strasner, Sr.

