Form 10-Q
period 1996-03-31
HEALTH IMAGES INC
filed 1996-05-14
CIK 769689

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)
         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1996
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------------

                        Commission file number   0-14746
                                               -----------

                             Health Images, Inc.
- --------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                              58-1485618
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               identification no.)



 8601 Dunwoody Place, Building 200, Atlanta, Georgia                  30350
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                            (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE       770/587-5084
                                                   -----------------------------


- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X          No
                                             -----           -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.     Yes              No
                              -----           -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,414,757.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 1996

                                                 ASSETS
                                                                                              MARCH 31,       DECEMBER 31,
                                                                                                 1996             1995
                                                                                             ------------      ------------
CURRENT ASSETS

   Cash and Cash Equivalents                                                                 $  4,200,800      $  3,204,700

   Marketable Securities                                                                          916,500           267,400

   Trade Receivables (Less Allowance for Doubtful Accounts and
       Discounts of $11,290,500 in 1996 and $10,565,200 in 1995)                               23,297,300        24,537,600

   Other Receivables                                                                              975,400           806,700

   Inventories                                                                                    338,100           316,500

   Deferred Income Taxes                                                                        2,999,000         2,826,800

   Other                                                                                        3,095,900         2,689,400
                                                                                             ------------      -------------

      Total Current Assets                                                                     35,823,000        34,649,100
                                                                                             ------------      -------------

PROPERTY AND EQUIPMENT

   Total Property & Equipment                                                                 157,290,100       155,103,800

   Accumulated Depreciation                                                                    62,337,900        60,647,700
                                                                                             ------------      -------------

      Cost Less Accumulated Depreciation                                                       94,952,200        94,456,100
                                                                                             ------------      -------------

OTHER ASSETS

   Intangible Assets                                                                           46,472,700        47,058,700

   Unclassified                                                                                   122,500           148,500
                                                                                             ------------     --------------

      Total Other Assets                                                                       46,595,200        47,207,200
                                                                                             ------------     --------------

TOTAL ASSETS                                                                                 $177,370,400      $176,312,400
                                                                                             ------------      -------------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current Portion of Long Term Debt                                                         $ 16,680,200      $ 16,352,500

   Accounts Payable                                                                             7,686,400         9,369,400

   Accrued Expenses                                                                            10,928,200         8,450,700

   Unearned Revenue                                                                               507,200           135,500
                                                                                             ------------      -------------

      Total Current Liabilities                                                                35,802,000        34,308,100
                                                                                             ------------      -------------

LONG TERM DEBT                                                                                 43,113,100        45,000,500
                                                                                             ------------      -------------

DEFERRED INCOME TAXES                                                                          11,666,000        11,711,300
                                                                                             ------------      -------------

OTHER LONG TERM LIABILITIES                                                                       251,000           245,700
                                                                                             ------------      -------------

MINORITY INTEREST                                                                               1,348,700         1,258,100
                                                                                             ------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common Stock - $.01 Par Value - 40,000,000 Shares Authorized -
       13,397,377 Shares Issued as of March 31, 1996 and 13,380,052
       as of December 31, 1995                                                                    134,000           133,800

   Additional Paid-In Capital                                                                  77,779,300        77,674,400

   Retained Earnings                                                                           22,831,800        21,288,000

   Accumulated Translation Adjustment                                                            (603,900)         (508,700)

   Treasury Stock - 1,977,120 Shares at Cost as of March 31, 1996
       and 1,957,300 as of December 31, 1995                                                  (14,951,600)      (14,798,800)
                                                                                             ------------      -------------

      Total Stockholders' Equity                                                               85,189,600        83,788,700
                                                                                             ------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $177,370,400      $176,312,400
                                                                                             ============      ============

HEALTH IMAGES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 1996

                                                                                                THREE MONTHS      THREE MONTHS
                                                                                                    ENDED            ENDED
                                                                                               MARCH 31, 1996    MARCH 31, 1995
                                                                                               ---------------   --------------
REVENUE

   Net Patient Service Revenue                                                                    $30,172,000       $17,304,600

   Engineering Revenue                                                                                427,300           729,800

   Other Revenue & Income                                                                             316,000           204,500
                                                                                                  -----------       -----------

Total Net Revenue                                                                                  30,915,300        18,238,900
                                                                                                  -----------       -----------

COSTS AND EXPENSES

   Operating Costs                                                                                 18,535,400        10,762,900

   Depreciation and Amortization Expense                                                            4,583,500         2,975,300

   Provision for Bad Debts                                                                          1,236,400           772,700

   General and Administrative Expenses                                                              2,423,900         1,334,900
                                                                                                  -----------       -----------

Total Operating Expenses                                                                           26,779,200        15,845,800
                                                                                                  -----------       -----------

Operating Income                                                                                    4,136,100         2,393,100

  Interest Income                                                                                      20,500            31,400

  Interest Expense                                                                                 (1,005,800)         (362,100)
                                                                                                  -----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST AND PROVISION FOR INCOME TAXES                                                          3,150,800         2,062,400

   Minority Interest in Income of
      Consolidated Entities                                                                           146,000            42,300
                                                                                                  -----------       -----------

INCOME FROM CONTINUING OPERATIONS BEFORE PROVISION
   FOR INCOME TAXES                                                                                 3,004,800         2,020,100

   Provision for Income Taxes                                                                       1,174,900           776,600
                                                                                                  -----------       -----------

NET INCOME FROM CONTINUING OPERATIONS                                                             $ 1,829,900       $ 1,243,500
                                                                                                  -----------       -----------

DISCONTINUED OPERATIONS

   Loss on Discontinued Operations (Net of Income Taxes)                                                  ---           415,000

   Loss on Disposal of Discontinued Operations (Net of Income Taxes)                                      ---           744,000
                                                                                                  -----------       -----------

NET INCOME (LOSS)                                                                                 $ 1,829,900       $    84,500
                                                                                                  ===========       ===========

EARNINGS (LOSS) PER COMMON AND COMMON
    EQUIVALENT SHARE

   Primary and Fully Diluted Earnings per Share

     Net Income from Continuing Operations per Share                                              $      0.16       $      0.11

     Discontinued Operations per Share                                                                    ---       $     (0.10)
                                                                                                  -----------       -----------

     Net Income (Loss) per Share                                                                  $      0.16       $      0.01
                                                                                                  ===========       ===========

WEIGHTED AVERAGE COMMON SHARE &
    COMMON SHARE EQUIVALENTS

     Primary                                                                                       11,621,600        11,641,500

     Fully Diluted                                                                                 11,621,600        11,641,500

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE QUARTER ENDED MARCH 31, 1996

                                                                                                 THREE MONTHS      THREE MONTHS
                                                                                                    ENDED             ENDED
                                                                                                   MARCH 31,         MARCH 31,
                                                                                                     1996              1995
                                                                                                 ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income (Loss)                                                                                  $1,829,900        $   84,500

Adjustments to Reconcile Net Income (Loss) to Net Cash

      Depreciation                                                                                  3,768,100         2,591,600

      Amortization                                                                                    815,400           383,700

      Provision for Bad Debts                                                                       1,236,400           772,700

      Minority Interest                                                                               146,100            42,300

      Deferred Income Taxes                                                                          (217,500)         (233,900)

      Increase in Receivables                                                                        (164,800)         (271,900)

      (Increase) Decrease in Inventories                                                              (21,600)          101,600

      Increase (Decrease) in Accounts Payable
        and Accrued Expenses                                                                        1,147,200         1,405,100

      Other - Net                                                                                    (124,900)         (494,600)
                                                                                                   ----------        ----------

Net Cash Provided by Operating Activities                                                           8,414,300         4,381,100
                                                                                                   ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES

     Cash Used to Acquire Investments                                                                (649,100)          (56,700)

     Proceeds from Investments                                                                            ---           281,000

     Capital Expenditures                                                                          (4,335,600)       (2,123,200)

     Payments for Intangibles                                                                        (113,300)         (485,700)

     Other-Net                                                                                            ---           ($8,500)
                                                                                                   ----------        ----------

Net Cash Used by Investing Activities                                                              (5,098,000)       (2,393,100)
                                                                                                   ----------        ----------

CASH FLOW FROM FINANCING ACTIVITIES

    Proceeds from Issuing Notes Payable                                                             2,135,100               ---

    Cash Used to Retire Debt                                                                       (3,694,800)       (3,351,400)

    Cash Distributions to Minority Investors
       In Limited Partnerships                                                                        (55,500)          (34,700)

    Proceeds from Exercise of Stock Options                                                           105,100             8,800

    Cash Used to Pay Dividends                                                                       (286,100)         (231,800)

    Cash Used to Purchase Treasury Shares                                                            (500,200)              ---
                                                                                                   ----------        ----------

Net Cash (Used) Provided by Financing Activities                                                   (2,296,400)       (3,609,100)
                                                                                                   ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                               (23,800)           85,400
                                                                                                   ----------        ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                      996,100        (1,535,700)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                     3,204,700         3,804,100
                                                                                                   ----------        ----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                          $4,200,800        $2,268,400
                                                                                                   ==========        ==========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

   Treasury Stock Reissued in Conjunction with Employee Benefit Plans                              $  347,400               ---

PART I MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


Comparisons of the quarter ended March 31, 1996, to the quarter ended March 31, 1995

         Net patient service revenue(1) increased $12,867,400, or 74.4%, primarily due to an increase in net revenue at imaging centers that were in operation for both the 1995 and 1996 periods ("same center revenue") of $234,600, or 1.4%, and the Company's acquisition of 15 imaging centers from MedAlliance, Inc. ("the MedAlliance centers acquisition"). The disposition of the Company's Central Pennsylvania Magnetic Imaging facility on July 31, 1995, reduced net patient service revenue by approximately $490,400. Health Images signed a management agreement with the purchasers of Central Pennsylvania Magnetic Imaging under which the Company provides management services under a fee arrangement based upon collections of the facility. These revenues are included in miscellaneous income on the Company's financial statements and are contractually limited to a maximum of $750,000 per year.


         Engineering revenue decreased $302,500, or 41.4%, primarily due to decreased service revenue. Other revenue and income increased $111,500, or 54.5%.


         Operating costs increased by $7,772,500, or 72.2%, primarily due to expenses associated with the 15 imaging centers acquired from MedAlliance, partly offset by the elimination of costs associated with the former Central Pennsylvania Magnetic Imaging facility and the Company's continued cost control efforts. Depreciation and amortization expense increased
$1,608,200, or 54.1%, due to increased depreciation charges and additional goodwill amortization related to the MedAlliance center acquisition. The Company's provision for bad debts was $1,236,400 or 4.1% of net patient service revenue in the 1996 period as compared to $772,700, or 4.5%, in the 1995 period. Provisions for bad debts result from required write-offs of accounts management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results. General and Administrative expenses increased $1,089,000, or 81.6%, primarily due to the centralized billing and collections operation acquired from MedAlliance and increased cost related to the Company's expanded volume of business. General and Administrative expenses as a percentage of net revenue was 7.8% in the 1996 period as compared to 7.3% in the 1995 period.


         Interest income decreased by $10,900, or 34.7%, due to lower cash balances. Interest expense increased by $643,700, or 177.8%, due to


__________________________________

     (1) Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payors. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

higher amounts of debt outstanding resulting from the MedAlliance centers acquisition. Minority interest in income of consolidated entities increased by $103,700, or 245.2%, primarily due to minority interests assumed in the MedAlliance centers acquisition. Income taxes increased by $398,300, or 51.3%, primarily due to higher pretax income.

         Net income from continuing operations increased $586,400, or 47.2%, to $1,829,900 in the 1996 period from $1,243,500 in the 1995 period. Primary and fully diluted earnings from continuing operations increased $.05 per share, or 45.5%, to $0.16 in the 1996 period as compared to $0.11 in the 1995 period. Earnings per share were calculated using 11,621,600 primary and fully diluted weighted average common share equivalents for the 1996 period as compared to 11,641,500 in the 1995 period.


         During the quarter ended March 31, 1995, the Company elected to discontinue the operations of a subsidiary, Interactive Diagnostic Services, Inc., and the financial results of such subsidiary are treated as Discontinued Operations. For the quarter ended March 31, 1995, the loss from operations, net of income taxes, of the subsidiary was $1,159,000. The Company reported net income of $1,829,900, or $0.16 per share in the 1996 period, an increase of $1,745,400 or 2,065.6% as compared to $84,500, or $0.01, per share in the prior year period.


         The MedAlliance centers acquistion was effected as of April 1, 1995. Net of interest costs, this transaction was additive to earnings during the period under review. During the 1996 quarter, the Company increased patient volume levels and generated economies of scale related to the acquisition. Management expects this trend to continue.


         The diagnostic imaging business remains intensely competitive. The growth of private managed care plans places downward pressure on imaging reimbursements and leads to increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures such as the MRI and CT services which are the Company's principal sources of revenue. In addition, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans. Management believes, however, that the Company is better positioned than many of its competitors because of its lower cost structure, superior service to its patients, and lack of reliance upon physician self-referral practices. The Company's vertical integration results in lower equipment costs and significantly reduced maintenance expenses. Health Images began the first installation of its proprietary HI STARTM magnetic resonance imaging system in April, 1996. Management believes that the HI STAR will significantly increase the competitiveness of the Company's technology at a relatively low marginal cost. Management also believes that internal growth opportunities and additional acquisitions may be available during 1996 as the diagnostic imaging industry continues to consolidate.

INFLATION

         The impact of inflation and changing prices on the Company has, to date, been primarily limited to salary increases and has not been material to the Company's operation. In the event of increased inflation, management believes that the Company may not be able to raise the prices for its goods and services by an amount sufficient to offset cost inflation.

         Management believes that reimbursements for its services will continue to decline in the future, even in an otherwise inflationary environment. The rate of decline in reimbursement levels, however, has slowed recently and may indicate some pricing stabilization. The Company has historically responded to reimbursement declines by lowering its capital costs and by increasing the volume of its business.

LIQUIDITY AND CAPITAL RESOURCES


         Net cash provided by operating activities was $8,414,300 for the three months ended March 31, 1996, an increase of $4,033,200, or 92.1%, from $4,381,100 in the prior year period. This increase is primarily due to an increase in net income and higher depreciation and amortization charges (non-cash expenses) resulting from the MedAlliance centers acquisition. Net trade receivables decreased by $1,240,300 to $23,297,300 during the three months ended March 31, 1996, primarily due to improved collections. As of March 31, 1996, the Company's average age of patient receivables outstanding was 71 days as compared to 74 days as of December 31, 1995, and 82 days as of March 31, 1995. The reduction in the Company's average age of patient receivables demonstrates the Company's recent focus on improved collections and further successful integration of the Company's centralized billing and collections operation.

         The Company reduced net outstanding debt by $1,559,700 during the three months ended March 31, 1996, to $59,793,300. Cash and cash equivalents increased by $996,100 for the three months ending March 31, 1996, to $4,200,800.


            The Company had available $4,015,300 under its $5,000,000 bank line at March 31, 1996. During the quarter the Company borrowed $1,690,500 to finance the purchase of medical equipment used in the expansion of its center business.


           Capital expenditures for the three months ended March 31, 1996, were $4,335,600. The principal capital expenditures for the remainder of 1996 will be purchases and construction of imaging equipment, upgrades and enhancements for the Company's HI Standard and HI STAR MRI systems, the expansion and upgrading of certain of the Company's existing imaging facilities, and the construction of a new corporate headquarters.


         Management considers current cash and liquidity together with cash flows from operating activities adequate to fund the Company's existing business operations. The Company may need to restructure its current debt maturities or borrow additional amounts to fund all of its intended capital expenditures and expansion plans. Management believes such financing is readily available from several sources.

         At March 31, 1996, the Company had commitments of $2,072,700 on equipment and construction contracts.

                         PART II.    OTHER INFORMATION


ITEM 1.          Legal Proceedings.

                 There have been no material developments in the legal proceedings described in the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

ITEM 5.          Other Information.

                 None.

ITEM 6.          Exhibits and Reports on Form 8-K.

                 a. Exhibits required to be filed by Item 601 of Regulation S-K are included as Exhibits to this report as follows:

                          Exhibit
                          Number


                            2(e)           Waiver Letter from the Provident
                                           Bank


                            4     --       Instruments defining rights of
                                           security holders are incorporated
                                           herein by reference to Exhibit 1 to
                                           Registrant's Form 8-K filed June 20,
                                           1989 and to Exhibits 3(a) and 3(b)
                                           to Registrant's Annual Report on
                                           Form 10-K for fiscal year ended
                                           December 31, 1989.

                           27     --       Financial Data Schedule
                                           (for SEC use only)

                 b. Reports on Form 8-K -- No reports on Form 8-K have been filed by Registrant during the quarter for which this report is filed.

                                 EXHIBIT INDEX



Exhibit                                                                    Page
Number                             Description                            Number
- -------                            -----------                            ------
  2(e)     Waiver Letter from the Provident Bank

  4        --     Instruments defining rights of security holders
                  are incorporated herein by reference to Exhibit 1
                  to Registrant's Form 8-K filed June 20, 1989 and
                  to Exhibits 3(a) and 3(b) to Registrant's Annual
                  Report on Form 10-K for fiscal year ended
                  December 31, 1989.

 27        --     Financial Data Schedule (for SEC use only)


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HEALTH IMAGES, INC.
                                     (REGISTRANT)


Date:    May 10, 1996             By:/s/Robert D. Carl, III
     ----------------------          ---------------------------------
                                     Robert D. Carl, III
                                     Chairman and
                                     Chief Executive Officer



                                  By:/s/Ron L. Clark
                                     ---------------------------------
                                     Ron L. Clark
                                     Treasurer and Controller
                                     (Principal Accounting
                                     Officer)