Form 10-Q
period 1996-06-30
HEALTH IMAGES INC
filed 1996-08-14
CIK 769689

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                   FORM 10-Q

(MARK ONE)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1996
                               -----------------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                       Commission file number   0-14746
                                               -----------

                              Health Images, Inc.
- ------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



           Delaware                                                 58-1485618
- -------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                               (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

   8601 Dunwoody Place, Bldg. 200, Atlanta, Georgia                       30350
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE          770/587-5084
                                                    ----------------------------

- --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

     Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes    [x]       No
                                              -----------    ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                          -------     ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,425,498.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1996

                                ASSETS

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1996             1995
                                                                     ----------------- -----------------
CURRENT ASSETS

   Cash and Cash Equivalents                                             $  2,886,800      $  3,204,700

   Marketable Securities                                                          ---           267,400

   Trade Receivables (Less Allowance for Doubtful Accounts and
       Discounts of $10,600,200 in 1996, and $10,565,200 in 1995)          24,585,500        24,537,600

   Other Receivables                                                        1,232,800           806,700

   Inventories                                                                309,600           316,500

   Deferred Income Taxes                                                    2,881,100         2,826,800

   Other                                                                    2,806,000         2,187,600
                                                                     ----------------- -----------------
      Total Current Assets                                                 34,701,800        34,147,300
                                                                     ----------------- -----------------
PROPERTY AND EQUIPMENT

   Total Property and Equipment                                           163,268,100       155,103,800

   Accumulated Depreciation                                                65,996,000        60,647,700
                                                                     ----------------- -----------------
      Cost Less Accumulated Depreciation                                   97,272,100        94,456,100
                                                                     ----------------- -----------------
OTHER ASSETS

   Intangible Assets                                                       46,397,400        47,058,700

   Unclassified                                                               500,000           650,300
                                                                     ----------------- -----------------
      Total Other Assets                                                   46,897,400        47,709,000
                                                                     ----------------- -----------------
TOTAL ASSETS                                                             $178,871,300      $176,312,400
                                                                     ================= =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current Portion of Long-Term Debt                                     $ 16,323,200      $ 16,352,500

   Accounts Payable                                                         8,247,100         9,369,400

   Accrued Expenses                                                         9,893,400         8,450,700

   Unearned Revenue                                                           515,500           135,500
                                                                     ----------------- -----------------
      Total Current Liabilities                                            36,135,100        34,308,100
                                                                     ----------------- -----------------
LONG-TERM DEBT                                                             43,279,800        45,000,500
                                                                     ----------------- -----------------
DEFERRED INCOME TAXES                                                      11,373,000        11,711,300
                                                                     ----------------- -----------------
OTHER LONG-TERM LIABILITIES                                                   255,300           245,700
                                                                     ----------------- -----------------
MINORITY INTEREST                                                           1,531,100         1,258,100
                                                                     ----------------- -----------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

   Common Stock - $.01 Par Value - 40,000,000 Shares Authorized -
       13,400,574 Shares Issued as of June 30, 1996, and 13,380,052
       as of December 31, 1995                                                134,000           133,800

   Additional Paid-In Capital                                              77,807,600        77,674,400

   Retained Earnings                                                       24,977,300        21,288,000

   Accumulated Translation Adjustment                                        (513,800)         (508,700)

   Treasury Stock - 1,979,512 Shares at Cost as of June 30, 1996,
       and 1,957,300 as of December 31, 1995                              (14,952,200)      (14,798,800)
                                                                     ----------------- -----------------
      Total Stockholders' Equity                                           87,452,900        83,788,700
                                                                     ----------------- -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $178,871,300      $176,312,400
                                                                     ================  ================

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                   THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                       ENDED             ENDED             ENDED             ENDED
                                                   JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
                                                 ----------------- ----------------- ----------------- -----------------
REVENUE

   Net Patient Service Revenue                        $32,120,500       $31,205,300       $62,292,500       $48,509,900

   Engineering Revenue                                    465,200           848,600           892,500         1,578,400

   Other Revenue and Income                               679,200           367,300           995,200           571,800
                                                 ----------------- ----------------- ----------------- -----------------
Total Net Revenue                                      33,264,900        32,421,200        64,180,200        50,660,100
                                                 ----------------- ----------------- ----------------- -----------------

COSTS AND EXPENSES

   Operating Costs                                     20,091,800        19,276,500        38,627,200        30,039,400

   Depreciation and Amortization Expenses               4,378,600         5,149,900         8,962,100         8,125,200

   Provision for Bad Debts                              1,239,800         1,249,900         2,476,200         2,022,600

   General and Administrative Expenses                  2,726,200         2,562,300         5,150,100         3,897,200
                                                 ----------------- ----------------- ----------------- -----------------
Total Operating Expenses                               28,436,400        28,238,600        55,215,600        44,084,400
                                                 ----------------- ----------------- ----------------- -----------------
Operating Income                                        4,828,500         4,182,600         8,964,600         6,575,700

   Interest Income                                         23,400            39,800            43,900            71,200

   Interest Expense                                      (854,800)       (1,245,600)       (1,860,600)       (1,607,700)
                                                 ----------------- ----------------- ----------------- -----------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTEREST AND PROVISION FOR INCOME
   TAXES                                                3,997,100         2,976,800         7,147,900         5,039,200

   Minority Interest in Income of
      Consolidated Entities                               221,500           178,900           367,500           221,200
                                                 ----------------- ----------------- ----------------- -----------------
INCOME FROM CONTINUING OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                            3,775,600         2,797,900         6,780,400         4,818,000

   Provision for Income Taxes                           1,344,700         1,086,600         2,519,600         1,863,200
                                                 ----------------- ----------------- ----------------- -----------------
NET INCOME FROM CONTINUING OPERATIONS                  $2,430,900        $1,711,300        $4,260,800        $2,954,800
                                                 ----------------- ----------------- ----------------- -----------------

DISCONTINUED OPERATIONS

   Loss on Discontinued Operations (Net of
     Income Taxes)                                            ---             3,000               ---           418,000

   Loss on Disposal of Discontinued
     Operations (Net of Income Taxes)                         ---               ---               ---           744,000
                                                 ----------------- ----------------- ----------------- -----------------
NET INCOME                                             $2,430,900        $1,708,300        $4,260,800        $1,792,800
                                                 ================= ================= ================= =================
EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE

   Primary Earnings Per Share

     Primary Net Income from Continuing
       Operations Per Share                                 $0.21             $0.15             $0.37             $0.25

     Discontinued Operations Per Share                        ---              ---                ---            ($0.10)
                                                 ----------------- ----------------- ----------------- -----------------
     Primary Net Income Per Share                           $0.21             $0.15             $0.37             $0.15

   Fully Diluted Earnings Per Share

     Fully Diluted Net Income from
       Continuing Operations Per Share                      $0.21             $0.15             $0.36             $0.25

     Discontinued Operations Per Share                        ---              ---                ---            ($0.10)
                                                 ----------------- ----------------- ----------------- -----------------
     Fully Diluted Net Income  Per Share                    $0.21             $0.15             $0.36             $0.15

WEIGHTED AVERAGE COMMON SHARE AND
    COMMON SHARE EQUIVALENTS

     Primary                                           11,702,600        11,578,100        11,669,300        11,610,700

     Fully Diluted                                     11,702,600        11,626,500        11,795,700        11,649,800


HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                         THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                             ENDED             ENDED             ENDED             ENDED
                                                         JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
                                                       ----------------- ----------------- ----------------- -----------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                                   $2,430,900        $1,708,300        $4,260,800        $1,792,800

Adjustments to Reconcile Net Income
   to Net Cash

      Depreciation                                            3,580,700         3,512,800         7,348,800         6,104,400

      Amortization                                              797,800         1,637,300         1,613,200         2,021,000

      Provision for Bad Debts                                 1,239,800         1,249,900         2,476,200         2,022,600

      Minority Interest                                         221,400           178,900           367,500           221,200

      Deferred Income Taxes                                    (175,100)          341,300          (392,600)          107,400

      Increase in Receivables                                (2,785,400)       (1,933,000)       (2,950,200)       (2,204,900)

      (Increase) Decrease in Inventories                         28,500           (35,900)            6,900            65,700

      Increase (Decrease) in Accounts Payable
        and Accrued Expenses                                   (469,800)          830,400           677,400         2,235,500


   Curency Exchange Loss                                            ---           257,300               ---           257,300

   Gain on Sale of Property and Equipment                           ---          (329,600)              ---          (329,600)

      Other - Net                                              (113,500)          367,900          (238,400)         (126,700)
                                                       ----------------- ----------------- ----------------- -----------------
Net Cash Provided by Operating Activities                     4,755,300         7,785,600        13,169,600        12,166,700
                                                       ----------------- ----------------- ----------------- -----------------
CASH FLOW FROM INVESTING ACTIVITIES

     Cash Used to Acquire Investments                          (124,400)              ---          (773,500)          (56,700)

     Proceeds from Investments                                1,040,900               ---         1,040,900           281,000

     Capital Expenditures                                    (5,684,000)       (2,060,300)      (10,019,600)       (4,183,500)

     Acquisition of Imaging Facilities                              ---       (22,752,600)              ---       (22,752,600)

     Proceeds from Sale of Assets                                   ---           989,200               ---           989,200

     Payments for Intangibles                                  (838,600)         (822,700)         (951,900)       (1,308,400)

     Other-Net                                                  (39,000)              ---           (39,000)           (8,500)
                                                       ----------------- ----------------- ----------------- -----------------
Net Cash Used by Investing Activities                        (5,645,100)      (24,646,400)      (10,743,100)      (27,039,500)
                                                       ----------------- ----------------- ----------------- -----------------

CASH FLOW FROM FINANCING ACTIVITIES

    Proceeds from Issuing Notes Payable                       3,336,600        30,000,000         5,471,700        30,000,000

    Cash Used to Retire Debt                                 (3,526,900)      (12,208,000)       (7,221,700)      (15,559,400)

    Cash Distributions to Minority Investors
       In Limited Partnerships                                      ---           (60,300)          (55,500)          (95,000)

    Proceeds from Exercise of Stock Options                      16,800               ---           121,900             8,800

    Cash Used to Pay Dividends                                 (285,400)         (231,800)         (571,500)         (463,600)

    Cash Used to Purchase Treasury Shares                       (39,100)         (488,000)         (539,300)         (488,000)

   Other - Net                                                   50,000               ---            50,000               ---
                                                       ----------------- ----------------- ----------------- -----------------
Net Cash (Used) Provided by Financing Activities               (448,000)        17,011,900        (2,744,400)       13,402,800
                                                       ----------------- ----------------- ----------------- -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          23,800           (44,000)              ---            41,400
                                                       ----------------- ----------------- ----------------- -----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,314,000)          107,100           317,900        (1,428,600)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD               4,200,800         2,268,400         3,204,700         3,804,100
                                                       ----------------- ----------------- ----------------- -----------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                    $2,886,800        $2,375,500        $2,886,800        $2,375,500
                                                       ================= ================= ================= =================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

   Treasury Stock Reissued in Conjunction
     with Employee Benefit Plans                               $347,400               ---               ---               ---

   Assumption of Liabilities in Conjunction
     with Acquisition                                               ---       $31,546,900               ---       $31,546,900

   Redemption of Preferred Stock in Conjunction
     with Acquisition                                               ---       $11,569,300               ---       $11,569,300


PART I. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the quarter ending June 30, 1996, to the quarter ending June 30, 1995.

     Net patient service revenue/1/ increased $915,200, or 2.9%, primarily due to an increase in net revenue at imaging centers that were in operation for both the 1995 and 1996 periods ("same center revenue") of $1,987,400, or 6.6%, partially offset by the disposition of three imaging centers during the prior twelve month period. Two of these clinics, located in Carrollton, Georgia, and Chattanooga, Tennessee, were acquired from MedAlliance, and their sale was planned at the time of the acquisition due to poor operating performance. The third clinic, located in Williamsport, Pennsylvania, was sold to a local hospital alliance, and the Company entered into a radiology management fee agreement based on collections of the facility. These revenues are included in miscellaneous revenue in the Company's financial statements and are contractually limited to a maximum of $750,000 per year.


     Engineering revenue decreased $383,400, or 45.2%, primarily due to decreased service revenue. Other revenue and income increased $311,900, or 84.9%.

     Operating costs increased by $815,300, or 4.2%, primarily due to increased expenses associated with higher patient volumes, offset by the elimination of costs associated with the three disposed centers. Depreciation and amortization expenses decreased $771,300, or 15.0%, due to purchase price allocation adjustments related to the MedAlliance clinic acquisition and the elimination of depreciation and amortization charges related to the disposed clinics. The Company's provision for bad debt was $1,239,800, or 3.9% of net patient service revenue in the 1996 period as compared to $1,249,900, or 4.0%, in 1995. Provisions for bad debt results from required write-offs of accounts management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results. General and administrative expenses increased $163,900, or 6.4%, primarily due to the centralized billing and collections operation acquired from MedAlliance and increased costs related to the Company's expanded volume of business. General and Administrative expenses as a percentage of net revenue were 8.2% in the 1996 period as compared to 7.9% in 1995.

     Interest income decreased by $16,400, or 41.2%, due to lower cash balances. Interest expense decreased by $390,800, or 31.4%, due to lower amounts of debt outstanding resulting from principal repayments, negotiation of favorable interest rates on the


- ---------------
/1/      Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessary for competitive reasons.

Company's primary bank facilities, and increased capitalized interest associated with the manufacture of the Company's HI STAR (R) MRI upgrade. Minority interest in income of consolidated entities increased by $42,600, or 23.8%, primarily due to increased profitability at the Company's partnership facilities. Income taxes increased by $258,100, or 23.8%, primarily due to higher pretax income. Income taxes as a percentage of pretax income decreased to 35.6% in the 1996 period as compared to 38.8% in the 1995 period due to capital loss carryforwards available in the 1996 period. Management expects the Company's tax rate to approximate 37.2% for the remainder of 1996.

     Net income from continuing operations increased $719,600, or 42.1%, to $2,430,900 in the 1996 period from $1,711,300 in 1995. Primary and fully diluted earnings from continuing operations increased $0.06 per share, or 40.0%, to $0.21 in the 1996 period as compared to $0.15 in 1995. Earnings per share were calculated using 11,702,600 primary and fully diluted weighted average common share equivalents for the 1996 period as compared to 11,578,100 primary and 11,626,500 fully diluted share equivalents in 1995.

     The record net income and earnings per share recorded by the Company for the quarter reflect the realization of merger synergies from the MedAlliance clinic acquisition, expansion of the services and modalities offered at its existing imaging centers, and an overall industry strengthening. The Company has also been successful in disposing of certain underperforming clinic assets discussed earlier. The diagnostic imaging industry, however, continues to be intensely competitive. The growth of managed care plans continues to place downward pressure on imaging reimbursements and has resulted in increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures, such as MRI and CT services, which are the Company's principal sources of revenue. In addition, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans. Management believes, however, that the Company is relatively better positioned than many of its competitors because of its lower cost structure, high level of service to physicians and patients, and lack of reliance upon physician self-referral practices. The Company's vertical integration results in lower equipment and construction costs and significantly reduced equipment maintenance costs. The new HI STAR (R) system will significantly increase the competitiveness of the Company's technology at a relatively low marginal cost. The Company installed the first of these systems in April, 1996, and anticipates manufacturing six to eight additional HI STAR (R) units during the remainder of 1996. Management also believes that other significant internal growth opportunities and additional acquisitions may be available near term.

Comparison of the six months ended June 30, 1996, to the six months ended June 30, 1995.

     Net patient service revenue increased $13,782,600, or 28.4%, primarily due to the MedAlliance clinic acquisition effective April 1, 1995, and an increase in same center revenue of $2,222,000, or 4.7%, partially offset by the disposition of three imaging centers.

     Engineering revenue decreased $685,900%, or 43.5%, primarily due to due decreased service revenue. Other revenue and income increased $423,400, or 74.1%.

     Operating costs increased by $8,587,800, or 28.6%, primarily due to increased expenses associated with the MedAlliance clinic acquisition and higher patient volumes, partially offset by the elimination of costs associated with the three disposed centers. Depreciation and amortization expenses increased $836,900, or 10.3%, due primarily to the MedAlliance clinic acquisition. The Company's provision for bad debts was $2,476,200, or 4.0% of net patient services revenue in the 1996 period, as compared to $2,022,600, or 4.2%, in 1995. General and administrative expenses increased $1,252,900, or 32.2%, primarily due to the centralized billing and collections operation acquired from MedAlliance and increased cost related to the Company's expanded volume of business. General and Administrative expenses as a percentage of net revenue were 8.0% in the 1996 period as compared to 7.7% in 1995.

     Interest income decreased by $27,300, or 38.3%, due to lower cash balances. Interest expense increased by $252,900, or 15.7%, due to debt incurred in conjunction with the MedAlliance clinic acquisition, partially offset by principal repayments, negotiation of favorable interest rates on the Company's primary bank facilities, and increased capitalized interest associated with the manufacture of the Company's HI STAR (R) MRI upgrade. Minority interest in income of consolidated entities increased by $146,300, or 66.1%, primarily due to minority interest acquired from MedAlliance and increased profitability at the Company's partnership centers. Income taxes increased by $656,400, or 35.2%, primarily due to higher pretax income. Income taxes as a percentage of pretax income decreased to 37.2% in the 1996 period as compared to 38.7% in the 1995 period due to capital loss carryforwards available in 1996. Management expects the Company's tax rate to approximate 37.2% for the remainder of 1996.

     Net income from continuing operations increased $1,306,000 or 44.2% to $4,260,800 in the 1996 period from $2,954,800 in 1995. Primary earnings from continuing operations increased $0.12 per share, or 48.0%, to $0.37 in the 1996 period as compared to $0.25 in 1995. Fully diluted earnings from continuing operations increased $0.11 per share, or 44.0%, to $0.36 in the 1996 period as compared to $0.25 in 1995. Primary net income increased $0.22, or 146.7%, to $0.37 in the 1996 period as compared to $0.15 in 1995. Fully diluted net income increased $0.21, or 140.0%, to $0.36 in the 1996 period as compared to $0.15 in 1995. Earnings per share were calculated using 11,669,300 primary and 11,795,700 fully diluted weighted average common share equivalents for the 1996 period as compared to 11,610,700 primary and 11,649,800 fully diluted share equivalents in 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $13,169,600 for the six months ended June 30, 1996, an increase of $1,002,900 or 8.2% from $12,166,700 in the prior year period. This increase is primarily due to an increase in net income and higher depreciation and amortization charges (non-cash expenses) resulting from the MedAlliance acquisition, partially offset by changes in working capital accounts. Net trade receivables increased by $47,900 to $24,585,500 during the six months ended June 30, 1996, primarily due to increased patient revenue. As of June 30, 1996, the Company's average age of patient receivables was 73 days as compared to 71 days as of March 31, 1996, 74 days as of December 31, 1995 and 73 days as of June 31, 1995. Management believes this average age of patient receivables to be within industry norms and significantly better than many of its competitors.

     The Company reduced net outstanding debt by $1,750,000 during the six months ended June 30, 1996, to $59,603,000. Cash and cash equivalents decreased by $317,900 for the six months ended June 30, 1996, to $2,886,800.

     The Company had available $9,366,700 under its $12,000,000 bank line at June 30, 1996. During the six months ended June 30, 1996, the Company borrowed $1,690,500 to finance the purchase of medical equipment used in the expansion of its center business and $1,688,000 to finance the ongoing construction of its new corporate offices.

      Capital expenditures for the six months ended June 30, 1996, were $10,019,600. The principal capital expenditures for the remainder of 1996 will be purchases and construction of imaging equipment, upgrades and enhancements for the Company's HI Standard(R) and HI STAR (R) MRI systems, the expansion and upgrading of certain of the Company's existing imaging facilities, and the construction of a new corporate headquarters.

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

     At June 30, 1996, the Company had commitments of $5,381,900 on equipment and construction contracts.

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

          None.

ITEM 3.   Defaults under Senior Securities.

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Shareholders on May 31, 1996, a majority of the 11,544,977 shares outstanding on the record date of May 31, 1996, approved both proposals at issue. The specific proposals and vote totals are as follows:

                                 Proposal No. 1

          To elect the following seven (7) persons for one year terms of office as members of Health Images' Board of Directors:


          Name                         FOR           AGAINST

Robert D. Carl, III                 9,622,235        465,265

William E. Whitesell, Ph.D.         9,867,576        219,924

Marc I. Raphaelson, M.D.            9,853,916        233,584

Anthony T. Prescott                 9,859,946        227,554

Robert L. Taylor                    9,856,416        231,084

Stuart B. Strasner, Sr.             9,857,601        229, 899

Jack O. Greenberg, M.D.             9,853,816        233,684

                                Proposal No. 2.

          To ratify and approve Health Images' 1996 Employee Incentive Stock Option Plan.



                   FOR            AGAINST           ABSTAIN

                9,013,996        1,046,209           27,295



                                Proposal No. 3.

          To ratify and approve the 1995 Formula Stock Option Plan for outside directors.


                   FOR           AGAINST            ABSTAIN

                9,176,434        864,444             46,622



                                Proposal No. 4.

          To ratify and approve the grant of non-qualified options to purchase 3,000 shares of Health Images' Common Stock to each of the two (2) non-employee directors of the Company who joined the Board in 1995


                   FOR          AGAINST            ABSTAIN

               9,445,146        600,075             42,279



                                Proposal No. 5.

          To ratify and approve the appointment by Health Images' Board of Directors of Joseph Decosimo and Company as Health Images' independent public accountants for the fiscal year ending December 31, 1996.


                   FOR          AGAINST           ABSTAIN

               10,025,398        46,372            15,730

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

               None

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


                              HEALTH IMAGES, INC.
                                  (REGISTRANT)


  Date:  August 12, 1996                   By: /s/ Robert D. Carl, III
       --------------------                    ----------------------------
                                                   Robert D. Carl, III
                                                   Chairman, President and
                                                   Chief Executive Officer



                                           By: /s/ Ron L. Clark
                                               ----------------------------
                                                   Ron L. Clark
                                                   Treasurer and Controller
                                                   (Principal Accounting
                                                   Officer)