Form 10-Q/A
period 1996-06-30
HEALTH IMAGES INC
filed 1996-08-15
CIK 769689

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   ----------

                                  FORM 10-Q/A

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

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 1996

                                ASSETS

                                                                           JUNE 30,        DECEMBER 31,
                                                                             1996             1995
                                                                     ----------------- -----------------
CURRENT ASSETS

   Cash and Cash Equivalents                                             $  2,886,800      $  3,204,700

   Marketable Securities                                                          ---           267,400

   Trade Receivables (Less Allowance for Doubtful Accounts and
       Discounts of $10,600,200 in 1996, and $10,565,200 in 1995)          24,585,500        24,537,600

   Other Receivables                                                        1,232,800           806,700

   Inventories                                                                309,600           316,500

   Deferred Income Taxes                                                    2,881,100         2,826,800

   Other                                                                    2,806,000         2,187,600
                                                                     ----------------- -----------------
      Total Current Assets                                                 34,701,800        34,147,300
                                                                     ----------------- -----------------
PROPERTY AND EQUIPMENT

   Total Property and Equipment                                           163,268,100       155,103,800

   Accumulated Depreciation                                                65,996,000        60,647,700
                                                                     ----------------- -----------------
      Cost Less Accumulated Depreciation                                   97,272,100        94,456,100
                                                                     ----------------- -----------------
OTHER ASSETS

   Intangible Assets                                                       46,397,400        47,058,700

   Unclassified                                                               500,000           650,300
                                                                     ----------------- -----------------
      Total Other Assets                                                   46,897,400        47,709,000
                                                                     ----------------- -----------------
TOTAL ASSETS                                                             $178,871,300      $176,312,400
                                                                     ================= =================

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Current Portion of Long-Term Debt                                     $ 16,323,200      $ 16,352,500

   Accounts Payable                                                         8,247,100         9,369,400

   Accrued Expenses                                                         9,893,400         8,450,700

   Unearned Revenue                                                           515,500           135,500
                                                                     ----------------- -----------------
      Total Current Liabilities                                            34,979,200        34,308,100
                                                                     ----------------- -----------------
LONG-TERM DEBT                                                             43,279,800        45,000,500
                                                                     ----------------- -----------------
DEFERRED INCOME TAXES                                                      11,373,000        11,711,300
                                                                     ----------------- -----------------
OTHER LONG-TERM LIABILITIES                                                   255,300           245,700
                                                                     ----------------- -----------------
MINORITY INTEREST                                                           1,531,100         1,258,100
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