Form 10-Q
period 1996-09-30
HEALTH IMAGES INC
filed 1996-11-04
CIK 769689

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549



                              FORM 10-Q

(Mark One)
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1996
                               --------------------------------------------

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------   ----------------------

                 Commission file number   1-11654
                                        -----------------------------------

                            Health Images, Inc.
---------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

           Delaware                             58-1485618
---------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employee Identification No.)
incorporation or organization)

   8601 Dunwoody Place, Bldg. 200, Atlanta, Georgia        30350
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code       770/587-5084
                                                   -------------------------

----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such re-ports), and (2) has been subject to such filing requirements for the
past 90 days   Yes   X        No

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
            PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution
of securities under a plan confirmed by a court.  Yes       No

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 11,477,364.

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 1996

          ASSETS                       SEPTEMBER 30, DECEMBER 31,
                                          1996          1995
                                       ------------- ------------

CURRENT ASSETS

Cash and Cash Equivalents              $ 3,073,000   $  3,204,700

Marketable Securities                            -        267,400

Trade Receivables (Less Allowance
for Doubtful Accounts and Discounts of
$10,738,200 in 1996, and $10,565,200
in 1995)                                28,007,300     24,537,600

Other Receivables                          265,800        806,700

Inventories                                320,700        316,500

Deferred Income Taxes                    2,941,800      2,826,800

Other                                    2,652,600      2,187,600
                                      ------------   ------------
     Total Current Assets               37,261,200     34,147,300
                                      ------------   ------------

PROPERTY AND EQUIPMENT

Total Property and Equipment           170,692,800    155,103,800

Accumulated Depreciation                69,654,600     60,647,700
                                      ------------   ------------

  Cost Less Accumulated Depreciation   101,038,200     94,456,100
                                      ------------   ------------

OTHER ASSETS

Intangible Assets                       45,847,700     47,058,700

Unclassified                             1,095,200        650,300
                                      ------------   ------------
     Total Other Assets                 46,942,900     47,709,000
                                       ------------  ------------
TOTAL ASSETS                          $185,242,300   $176,312,400
                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Current Portion of Long Term Debt      $16,227,400    $16,352,500

Accounts Payable                         9,047,300      9,369,400

Accrued Expenses                        11,161,800      8,450,700

Unearned Revenue                           418,800        135,500
                                      ------------   ------------
     Total Current Liabilities          36,855,300     34,308,100
                                       ------------  ------------

LONG TERM DEBT                          45,803,600     45,000,500
                                      ------------   ------------

DEFERRED INCOME TAXES                   11,200,900     11,711,300
                                      ------------   ------------

OTHER LONG TERM LIABILITIES                258,900        245,700
                                       -----------   ------------

MINORITY INTEREST                        1,684,800      1,258,100
                                       -----------   ------------

STOCKHOLDERS' EQUITY

Common Stock-$.01 Par Value-40,000,000
Shares Authorized-13,458,885 Shares
issued as of September 30, 1996, and
13,380,052 as of December 31, 1995         134,600        133,800

Additional Paid-In Capital              78,157,100     77,674,400

Retained Earnings                       27,127,500     21,288,000

Accumulated Translation Adjustment       (373,700)      (508,700)

Treasury Stock - 2,040,762 Shares at
Cost as of September 30, 1996, and
1,957,300 as of December 31, 1995     (15,606,700)   (14,798,800)
                                      ------------   ------------

     Total Stockholders' Equity         89,438,800     83,788,700
                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $185,242,300   $176,312,400
                                      ============   ============

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                          THREE MONTHS   NINE MONTHS    NINE MONTHS   NINE MONTHS
                                          ENDED          ENDED          ENDED         ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30  SEPTEMBER 30,
                                          1996           1995           1996          1995
                                          -------------  -------------  ------------- -------------

REVENUE

     Net Patient Service Revenue         $33,706,500    $32,075,300     $ 95,999,000  $80,585,200

     Engineering Revenue                     864,000        561,800        1,756,500    2,140,200

     Other Revenue & Income                  228,100        133,500        1,223,300      589,700
                                        ------------    -----------      -----------   ----------
        Total Net Revenue                $34,798,600    $32,770,600      $98,978,800  $83,315,100
                                        ------------    -----------      -----------  -----------

COSTS AND EXPENSES

     Operating Costs                      21,320,200     19,735,500       60,802,600   50,292,800

     Depreciation and Amortization
     Expenses                              4,538,800      4,741,200       13,538,500   12,866,400

     Provision for Bad Debts               1,154,500      1,310,000        3,630,700    3,332,600

     General and Administrative Expenses   2,685,300      2,421,900        6,942,600    5,685,700
                                         -----------    -----------     ------------   -----------
Total Operating Expenses                  29,698,800     28,208,600       84,914,400   72,177,500
                                         -----------    -----------     ------------   -----------

Operating Income                           5,099,800      4,562,000       14,064,400   11,137,600

Interest Income                               20,000         30,200           63,900      101,400

Interest Expense                          (1,020,100)    (1,123,600)      (2,880,700)  (2,731,200)
                                       -------------   ------------     -------------  -----------

INCOME FROM CONTINUING OPERATIONS
BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES                 4,099,700      3,468,600       11,247,600    8,507,800

Minority Interest in Income of
 Consolidated Entities                       225,600        272,500          593,100      493,700
                                          ------------   -----------     -----------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE
PROVISION FOR INCOME TAXES                 3,874,100      3,196,100       10,654,500    8,014,100

  Provision For Income Taxes               1,438,100      1,249,700        3,957,700    3,112,900
                                        ------------   ------------       ----------    ----------

NET INCOME FROM CONTINUING OPERATIONS     $2,436,000     $1,946,400       $6,696,800   $4,901,200
                                         ===========    ===========       ==========   ==========

DISCONTINUED OPERATIONS

Loss on Discontinued Operations
(Net of Income Taxes)                             --          1,100               --      419,100

Loss on Disposal of Discontinued
Operations (Net of Income Taxes)                  --             --               --      744,000
                                           ---------      ---------       ----------     --------

NET INCOME                                $2,436,000     $1,945,300       $6,696,800   $3,738,100
                                          ==========     ==========       ==========   ==========

EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE

 Primary Earnings Per Share

  Primary Net Income from Continuing
  Operations Per Share                            $0.21          $0.17         $0.57        $0.42

  Discontinued Operations Per Share                  --            --             --       ($0.10)

  Primary Net Income Per Share                    $0.21          $0.17         $0.57        $0.32

Fully Diluted Earnings Per Share

 Fully Diluted Net Income
  from Continuing Operations Per Share            $0.21          $0.17         $0.56        $0.42

  Discontinued Operations Per Share                  --             --            --       ($0.10)

  Fully Diluted Net Income Per Share              $0.21          $0.17         $0.56        $0.32

WEIGHTED AVERAGE COMMON SHARE AND
COMMON SHARE EQUIVALENTS

Primary                                      11,761,300     11,540,900    11,698,700   11,587,100

Fully Diluted                                11,853,100     11,579,800    11,854,700   11,657,300

HEALTH IMAGES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                          THREE MONTHS   THREE MONTHS   NINE MONTHS   NINE MONTHS
                                          ENDED          ENDED          ENDED         ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30  SEPTEMBER 30,
                                          1996           1995           1996          1995
                                          -------------  -------------  ------------- -------------

CASH FLOW FROM OPERATING ACTIVITIES

Net Income                                $2,436,000     $1,945,300     $6,696,800    $3,738,100

Adjustments to Reconcile Net
 Income to Net Cash

     Depreciation                          3,817,300      3,319,000     11,166,100     9,423,400

     Amortization                            759,200      1,422,000      2,372,400     3,443,000

     Provision for Bad Debt                1,154,500      1,310,000      3,630,700     3,332,600

     Minority Interest                       225,600        272,500        593,100       493,700

     Deferred Income Taxes                  (232,800)      (118,700)      (625,400)      (11,300)

     Increase in Receivables              (3,609,300)    (2,494,000)    (6,559,500)   (4,698,900)

     Decrease (Increase) in Inventories      (11,100)      (202,000)        (4,200)     (136,300)

     Increase (Decrease) in Accounts
       Payable and Accrued Expenses        2,131,600      3,507,300      2,809,000     5,742,800

     Currency Exchange Loss                       --             --             --       257,300

     Gain on Sale of Property and
       Equipment                                  --             --             --      (329,600)


     Other - Net                              56,700       (169,800)      (181,700)     (296,500)
                                          ----------     ----------      ----------     ---------
Net Cash Provided by Operating
  Activities                               6,727,700      8,791,600     19,897,300    20,958,300
                                          ----------     ----------     ----------    ----------

CASH FLOW FROM INVESTING ACTIVITIES

     Cash Used to Acquire Investments             --             --       (773,500)      (56,700)

     Proceeds from Investments                    --             --      1,040,900       281,000

     Capital Expenditures                 (7,593,600)    (3,486,100)   (17,613,200)   (7,669,600)

     Acquisitions of Imaging Facilities           --             --             --   (22,752,600)

     Proceeds from Sale of Assets                 --        261,800             --     1,251,000

     Payments for Intangibles               (209,500)      (141,500)    (1,161,400)   (1,449,900)

     Other - Net                            (444,900)           100       (483,900)       (8,400)

                                          ----------     ----------      ----------    ----------
Net Cash Used by Investing Activities     (8,248,000)    (3,365,700)   (18,991,100)  (30,405,200)
                                          ----------     ----------    ------------  ------------

CASH FLOW FROM FINANCING ACTIVITIES

     Proceeds from Issuing Notes
       Payable                             6,336,000             --     11,807,700    30,000,000

     Cash Used to Retire Debt             (3,908,000)    (3,912,700)   (11,129,700)  (19,472,100)

     Cash Distributions to Minority
       Investors in Limited Partnerships     (71,900)       (50,200)      (127,400)     (145,200)

     Proceeds from Exercise of Stock
       Options                               340,800          5,400        462,700        14,200

     Cash Used to Pay Dividends             (285,800)      (229,800)      (857,300)     (693,400)

     Cash Used to Purchase Treasury
       Shares                               (675,400)      (648,900)    (1,214,700)   (1,136,900)

     Other - Net                             (29,200)       145,100         20,800       145,000
                                          ----------     ----------     ----------     ----------
Net Cash (Used) Provided by
  Financing Activities                     1,706,500     (4,691,200)    (1,037,900)    8,711,600
                                          ----------    -----------     -----------    ---------

EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                         --       (13,000)             --        28,400
                                          ----------     ----------     ----------     ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                           186,200       721,700        (131,700)     (706,900)

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                      2,886,800     2,375,500       3,204,700     3,804,100
                                          ----------     ----------     ----------     ----------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                           $3,073,000    $3,097,200      $3,073,000    $3,097,200
                                          ==========     ==========     ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

     Treasury Stock Reissued in
      Conjunction with Employee
      Benefit Plans                          $59,400             --      $ 406,800            --

     Assumption of Liabilities in
       Conjunction with Acquisition               --             --             --   $31,546,900

     Redemption of Preferred Stock in
       Conjunction with Acquisition               --             --             --   $11,569,300

SUPPLEMENTAL SCHEDULE OF CASH FLOWS

     Cash Paid for Interest               $1,230,200     $1,351,900     $3,782,800    $3,210,400

     Cash Paid for Income Taxes             $951,800     $1,008,000     $3,768,700    $1,509,400

PART I MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the quarter ended September 30, 1996, to the quarter ended September 30, 1995.

     Net patient service revenue increased $1,631,200, or 5.1%, primarily due to an increase in net revenue at imaging centers that were in operation for both the 1995 and 1996 periods ("same center revenue") of $1,745,800, or 5.5%, partially offset by the disposition of three imaging centers during the prior year period.

     Engineering revenue increased $302,200, or 53.8%, primarily due to an increase in upgrade revenue of $450,000, partially offset by lower service revenue. Service revenue is likely to continue to decrease in future periods and future upgrade revenue, if any, is likely to be intermittent.

     Other revenue and income increased $94,600, or 70.9%, primarily due to higher management fee income from a managed MRI center.

     Operating costs increased by $1,584,700, or 8.0%, primarily due to increased expenses associated with higher patient volumes, offset by the elimination of costs associated with the three disposed centers.  Depreciation and amortization expenses decreased  by
$202,400, or 4.3%, due to purchase price allocation adjustments related to the MedAlliance centers acquisition and the elimination of depreciation and amortization charges related to the disposed centers.  The Company's provision for bad debts was $1,154,500, or
3.4% of net patient service revenue in the 1996 period as compared to $1,310,000, or 4.1%, in 1995. Provisions for bad debt result from required write-offs of accounts management deems to be uncollectible. Management expects future bad debt experience to be comparable to these results.  General and administrative expenses increased
$263,400, or 10.9%, due to $462,600 of legal expenses related to an arbitration procedure arising out of the Company's acquisition of
National Diagnostic Systems, Inc.("NDS"), a discontinued
subsidiary, partially offset by cost containment efforts and realized economies from the MedAlliance centers acquisition.  The
Company expects to incur additional legal expenses related to this arbitration in the fourth quarter of 1996 and the first quarter of
1997.  The Company anticipates a ruling in the arbitration by the end of the 1997 first quarter.
----------------------------------
1 Net patient service revenue represents imaging revenue reduced by contractual adjustments related to discount arrangements with third party payers. Such discount arrangements are customary in the health care industry and are, in the opinion of management, necessaary for competitive reasons.

2 The Company originally stated the arbitration expenses that directly relate to resolving legal issues out of the IDSI Discontinued Operations as a separate line item classified as a subsequent period "Loss on Disposal of Discontinued Operations." Because these expenses are being incurred more than one year following the original IDSI Discontinued Operation charge, the Company's auditors have recommended that these expenses be reclassified as general and administrative expenses.

These costs are not shown as discontinued operations because the costs were incurred longer than one year from the date of disposal, although all of these costs are attributable to the discontinued subsidiary. General and administrative expenses as a percentage of net revenue were 7.7% in the 1996 period as compared to 7.4% in 1995.

     Interest income decreased by $10,200, or 33.8%, due to lower cash balances. Interest expense decreased by $103,500, or 9.2%,due to negotiation of favorable interest rates on the Company's primary bank facilities and increased capitalized interest associated with the manufacture of the Company's HI STAR(R) MRI systems and the construction of the Company's new headquarters and manufacturing facility. Minority interest in income of consolidated entities decreased by $46,900, or 17.2%, primarily due to decreased profitability at the Company's partnership facilities and the repurchase of limited partnership units.

     Income taxes increased by $188,400, or 15.1%, primarily due to higher pretax income. Income taxes as a percentage of pretax income decreased to 37.1% in the 1996 period as compared to 39.1% in the 1995 period due to capital loss carryforwards available in the 1996 period. Management expects the Company's tax rate to approximate 37.2% for the remainder of 1996.

     Net income increased $490,700, or 25.2%, to $2,436,000 in the 1996 period from $1,945,300 in 1995. Primary and fully diluted earnings per share increased $0.04 per share, or 23.5%, to $0.21 in the 1996 period as compared to $0.17 in 1995. Earnings per share were calculated using 11,761,300 primary and 11,853,100 fully diluted weighted average common shares and share equivalents for the 1996 period as compared to 11,540,900 primary and 11,579,800 fully diluted shares and share equivalents in 1995.

     The increased net income and earnings per share recorded by the Company for the quarter reflect the realization of merger synergies from the MedAlliance center acquisition, expansion of the services and modalities offered at its existing imaging centers, and an improvement in the diagnostic imaging industry. The Company has also been successful in disposing of certain under performing center assets. The diagnostic imaging industry, however, continues to be intensely competitive. The growth of managed care plans continues to place downward pressure on imaging reimbursements and has resulted in increased scrutiny of the appropriateness of referrals for major diagnostic imaging procedures, such as MRI and CT services, which are the Company's principal sources of revenue. In addition, the Company may be at a competitive disadvantage to hospitals and hospital systems which can offer a comprehensive range of health care services to managed care plans. Management believes, however, that the Company is relatively better positioned than many of its competitors because of its lower cost structure, high level of service to physicians and patients and lack of reliance upon physician self-referral practices. The Company's vertical integration results in generally lower equipment and construction costs and significantly reduced equipment maintenance costs. Management believes that the new HI STAR(R) MRI system will improve the competitiveness of the Company's technology at a relatively low marginal cost. The Company installed the first of these systems in April, 1996 and delivered an additional three systems during the third quarter of 1996.
Management anticipates manufacturing three additional HI STAR(R) units during the remainder of 1996. Management also believes that certain internal growth opportunities and additional acquisitions may be available near term.

Comparison of the nine months ended September 30, 1996, to the nine months ended September 30, 1995.

     Net patient service revenue increased $15,413,800, or 19.1%, primarily due to the MedAlliance center acquisition effective April 1, 1995, and an increase in same center revenue of $3,893,000, or 5.0%, partially offset by the disposition of three imaging centers.

     Engineering revenue decreased $383,700, or 17.9%, primarily due to decreased service revenue.

     Other revenue and income increased $633,600, or 107.4%. This increase is primarily due to realized capital gains on marketable securities and an increase in management fee income from the Company's managed MRI center.

     Operating costs increased by $10,509,800, or 20.9%, primarily due to increased expenses associated with the MedAlliance centers acquisition and higher patient volumes, partially offset by the elimination of costs associated with the three disposed centers. Depreciation and amortization expenses increased $672,100, or 5.2%, primarily due to the MedAlliance center acquisition. The Company's provision for bad debts was $3,630,700 or 3.8% of net patient services revenue in the 1996 period as compared to $3,332,600 or 4.1% in 1995. General and administrative expenses increased $1,256,900 or 22.0%, primarily due to additional expenses related to the MedAlliance centers acquisition and $462,600 of legal expenses related to an arbitration procedure arising out of the Company's acquisition of National Diagnostic Systems, Inc.("NDS"), a discontinued subsidiary. The Company expects to incur additional legal expenses related to this arbitration in future periods. These costs are not shown as discontinued operations because the costs were incurred longer than one year from the date of disposal, although all of these costs are attributable to the discontinued subsidiary. General and Administrative expenses as a percentage of net revenue were 7.0% in the 1996 period as compared to 6.8% in 1995.

     Interest income decreased by $37,500, or 37.0%, due to lower cash balances. Interest expense increased by $149,500, or 5.5%, due to debt incurred in conjunction with the MedAlliance clinic acquisition, partially offset by negotiation of favorable interest rates on the Company's primary bank facilities and increased capitalized interest associated with the manufacture of the Company's HI STAR(R) MRI systems. Minority interest in income of consolidated entities increased by $99,400, or 20.1%, primarily due to minority interest acquired from MedAlliance and increased profitability at the Company's partnership centers.

     Income taxes increased by $1,016,700, or 32.7%, primarily due to higher pretax income. Income taxes as a percentage of pretax income decreased to 37.2% in the 1996 period as compared to 38.8% in the 1995 period due to capital loss carryforwards available in 1996. Management expects the Company's tax rate to approximate 37.2% for the remainder of 1996.

     Net income from continuing operations increased $1,795,600, or 36.6%, to $6,696,800 in the 1996 period from $4,901,200 in 1995.
Primary earnings per share from continuing operations increased $0.15, or 35.7%, to $0.57 in the 1996 period as compared to $0.42 in 1995. Fully diluted earnings per share from continuing operations increased $0.14 per share, or 33.3%, to $0.56 in the 1996 period as compared to $0.42 in 1995.

     In the prior year period, the Company reported a $744,000 net after tax loss on disposal of NDS, its discontinued subsidiary. In the 1995 period, the Company also reported a net after tax loss of $419,100 from operations of the discontinued subsidiary.

     The 1996 results charge reflect $462,600 of legal expenses related to an arbitration proceeding arising out of the Company's acquisition of and disposition of the discontinued subsidiary. The Company expects to record additional legal expenses related to this matter in future periods.

     Primary earnings per share increased $0.25, or 78.1%, to $0.57 in the 1996 period as compared to $0.32 in 1995. Fully diluted earnings per share increased $0.24, or 75.0%, to $0.56 in the 1996 period as compared to $0.32 in 1995. Earnings per share were calculated using 11,698,700 primary and 11,854,700 fully diluted weighted average common share equivalents for the 1996 period as compared to 11,587,100 primary and 11,657,300 fully diluted share equivalents in 1995.

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

Liquidity and Capital Resources

     Net cash provided by operating activities was $19,897,300 for the nine months ended September 30, 1996, a decrease of $1,061,000, or 5.1%, from $20,958,300 in the prior year period. This decrease is primarily due to increases in the Company's accounts receivable balances and decreases in current liabilities, partially offset by increased levels of net income and non-cash depreciation and amortization expenses. Net trade receivables increased by $3,469,700 to $28,007,300 during the nine months ended September 30, 1996, primarily due to increased patient revenue. As of September 30, 1996, the Company's average age of patient receivables was 75 days as compared to 73 days as of June 30, 1995, 74 days as of December 31, 1995 and 77 days as of September 30, 1995. Management believes this average age of patient receivables to be within industry norms and significantly better than many of its competitors.

     The Company increased net outstanding debt by $678,000 during the nine months ended September 30, 1996, to $62,031,000. Cash and cash equivalents decreased by $131,700 for the nine months ended
September 30, 1996, to $3,073,000.

     The Company had available $4,536,500 under its $12,000,000 bank line at September 30, 1996. During the nine months ended September 30, 1996, the Company borrowed $1,690,500 to finance the purchase of medical equipment used in the expansion of its center business and $3,193,800 to finance the ongoing construction of its new corporate offices.

     Capital expenditures for the nine months ended September 30, 1996 were $17,613,200. The principal capital expenditures for the remainder of 1996 will be purchases and construction of imaging equipment, upgrades and enhancements for the Company's HI Standard(R) and HI STAR(R) MRI systems, the expansion and upgrading of certain of the Company's existing imaging facilities and the completion of the construction of the Company's new corporate headquarters and manufacturing facility.

     Management considers current cash and liquidity, together with cash flows from operating activities, adequate to fund the Company's existing business operations and the Company's intended short term capital expenditure and expansion plans. Additional capital may be required in the future to fund long term growth, and management believes such financing is readily available from several sources.

     At September 30, 1996, the Company had outstanding commitments of $5,876,300 on equipment and construction contracts.

Subsequent Events

       On October 30, 1996, the Company entered into a new bank credit facility (the "facility") with its principal lending banks. The facility provides for a term loan of $50,000,000 and a revolving line of credit of $15,000,000. The facility bears an interest rate varying between prime plus one quarter (1/4) percent to prime minus one half (1/2) percent, dependent on certain financial ratios. The facility further provides that principal repayments on the term loan increase dollar-to-dollar credit availabilities up to a maximum of $45,000,000 on the revolving line of credit. The Company expects to use approximately $45,000,000 of the term loan to repay existing debt with the balance of $5,000,000 to be used to fund working capital and capital expenditure requirements. The facility is secured by a pledge of the Company's otherwise unencumbered real and personal property. The facility requires the Company to maintain certain financial ratios related to liquidity, tangible capital, and debt service. The facility also imposes a yearly cap on capital expenditures.

      On October 25, 1996 the Company filed with the Securities and Exchange Commission a registration statement on Form S-3 related to a proposed public offering of 2,500,000 additional common shares.

Forward Looking Statements

     Statements contained in this 10-Q which are not historical facts are forward-looking statements. Such forward-looking statements are estimates reflecting management's best judgement based on information currently available and involve a number of risks and uncertainties. Additionally, there can be no assurance that other factors will not affect the accuracy of such forward-looking statements.
While it is impossible to identify all such factors, factors which could cause actual results to vary materially from those estimated by the Company include, but are not limited to, changes in federal and state regulation of the health care industry, changes in reimbursements by governmental and private payors, changes in medical device regulation, technological innovation in the diagnostic imaging industry and the Company's ability to respond to such innovation, the Company's ability to obtain acceptable arrangements with such third-party payors, changes in competitive pressures in the health care industry, general conditions in the economy and the capital markets, and other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements.

                    PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings.

          During the quarter ended September 30, 1996, the Company and its Chairman, President and CEO, Robert D. Carl, III resolved all claims in the federal and state actions brought against each of them by Pamela C. Smith, a former employee of the Company. The terms of the litigation resolution were stipulated by all parties to be confidential. The amount involved in the resolution, however, was substantially less than ten percent (10%) of the Company's current assets on a consolidated basis.

          In the California arbitration involving the Company's claims against the selling shareholders of National
          Diagnostic Systems, Inc. ("NDS") and the selling shareholders claims against the Company, the arbitrator began hearing evidence in September 1996. The arbitration is scheduled to resume in November 1996.

ITEM 2.   Changes in Securities.

          None.

ITEM 3.   Defaults under Senior Securities.

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          None.

ITEM 5.   Other Information.

          None.

ITEM 6.   Exhibits and Reports on Form 8-K.

          a. Exhibits required to be filed by Item 601 of Regu-lation S-K are included as Exhibits to this report as follows:

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

                         20, 1989 and to Exhibits 3(a) and 3(b)
                         to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 1989.

          b. Reports on Form 8-K -- The following reports on Form 8-K have been filed by Registrant during the quarter ended September 30, 1996:

               None.

                            EXHIBIT INDEX


Exhibit                                                         Page
Number                        Description                      Number
-------                       -----------                      ------

 27       --             Financial Data Schedule

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       HEALTH IMAGES, INC.
                          (Registrant)


Date:  November 1, 1996                 By:/s/Robert D. Carl, III
                                           ----------------------
                                           Robert D. Carl, III
                                           Chairman, President and
                                           Chief Executive Officer


                                        By:/s/Ron L. Clark
                                           ---------------
                                           Ron L. Clark
                                           Treasurer and Controller
                                           (Principal Accounting
                                           Officer)

                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       HEALTH IMAGES, INC.
                          (Registrant)


Date:    November 1, 1996          By:/s/Robert D. Carl, III
                                      ----------------------
                                      Robert D. Carl, III
                                      Chairman, President and
                                      Chief Executive Officer



                                   By:/s/ Ron L. Clark
                                      ----------------
                                      Ron L. Clark
                                      Treasurer and Controller
                                      (Principal Accounting
                                      Officer)